Form 10QSB
period 1996-03-31
MEGACARDS INC /M0
filed 1996-05-28
CIK 878838

                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                          FORM 10-QSB


                     Quarterly report pursuant to Section 13 or 15(d) of the
                                 Securities Exchange Act of 1934


                               For the quarter ended March 31, 1996


                                 Commission file number:  0-19503


                                          MEGACARDS, INC.
                        (Exact name of registrant as specified in its charter)


                   Missouri                                    43-1325291
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


                                    1353 North Warson Road
                                      St. Louis, Missouri               63132
                           (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  (314) 993-3686

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

On May 21, 1996, the registrant had 3,375,741 outstanding shares of Common Stock, $.03 par value.

MEGACARDS, INC.
FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                           ----
PART I.     FINANCIAL INFORMATION


ITEM 1.     Financial Statements

            Balance Sheets - March 31, 1996 and December 31, 1995

            Statements of Operations - Three Months Ended
            March 31, 1996 and 1995

            Statements of Cash Flows - Three Months Ended March 31, 1996
            and 1995

            Notes to Financial Statements

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations


PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MEGACARDS, INC.
BALANCE SHEETS

                                                               March 31,            December 31,
                                                                 1996                   1995
                                                             -----------            ------------
                                                             (unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                      $   143,594             $   245,911
   Accounts receivable (net of allowance for
       returns and doubtful accounts of $924,000
       and $846,000 as of March 31, 1996 and
       December 31, 1995, respectively)                        3,436,184               3,945,951
   Inventories                                                 4,329,937               5,157,435
   Other current assets                                          348,139                 173,206
                                                             -----------             -----------
   Total current assets                                        8,257,854               9,522,503

PROPERTY AND EQUIPMENT
   At cost less accumulated depreciation and amortization        876,167                 875,801
PROPERTY HELD FOR SALE-net (Note 3)                            1,811,811               1,811,811
OTHER LONG-TERM ASSETS                                           121,952                 117,931
                                                             -----------             -----------
TOTAL ASSETS                                                 $11,067,784             $12,328,046
                                                             ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                      $3,147,184              $2,996,112
   Lines of credit-banks                                       3,068,378               3,732,040
   Current portion of long-term debt                             132,938                 167,766
                                                             -----------             -----------
   Total current liabilities                                   6,348,500               6,895,918

EXCESS ACQUIRED ASSETS OVER COST                                 867,281                 948,588
CAPITAL LEASE OBLIGATION-related party (Note 3)                1,889,007               1,889,007
LONG-TERM DEBT                                                    60,715                  66,735
NOTES PAYABLE-SHAREHOLDERS-net current                         1,540,000               1,350,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 1,000,000 shares
       authorized; none issued or outstanding                          0                       0
   Common stock, $0.03 par value; 10,000,000 shares
       authorized; issued and outstanding, 3,375,741 shares      101,272                 101,272
   Additional paid-in capital                                  1,905,297               1,905,297
   Accumulated deficit                                        (1,644,288)               (828,771)
                                                             -----------             -----------
   Total shareholders' equity                                    362,281               1,177,798
                                                             -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $11,067,784             $12,328,046
                                                             ===========             ===========

See notes to financial statements.

MEGACARDS, INC.
STATEMENTS OF OPERATIONS (unaudited)

                                                                      Three Months Ended March 31,
                                                              ------------------------------------------
                                                                    1996                       1995
                                                                    ----                       ----
Net sales                                                     $    5,471,781              $    4,350,757

Cost of sales                                                      4,569,712                   2,995,461
                                                              --------------              --------------
       Gross margin                                                  902,069                   1,355,296

Selling, general and administrative expenses                       1,545,770                     937,584
                                                              --------------              --------------

       Income (loss) from operations                                (643,701)                    417,712

Interest expense                                                     174,821                      79,787

Other expense (income)                                                (3,005)                          0
                                                              --------------              --------------

Net income (loss)                                             $     (815,517)             $      337,925
                                                              ==============              ==============

Net income (loss) per common share                            $        (0.24)             $         0.13
                                                              --------------              --------------

Weighted average number of
       common shares outstanding                                   3,375,741                   2,541,000



See notes to financial statements.

MEGACARDS, INC.
STATEMENTS OF CASH FLOWS (unaudited)

                                                                     Three Months Ended March 31,
                                                              ----------------------------------------
                                                                    1996                       1995
                                                                    ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   (815,517)                $   337,925
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                               124,403                      19,212
       Amortization of excess of acquired
         assets over cost                                          (81,307)                    (81,307)
       Net changes in assets and liabilities:
           Accounts receivable                                     509,767                    (350,675)
           Inventories                                             827,498                     146,604
           Other assets                                           (180,333)                     11,430
           Accounts payable and other liabilities                  151,073                    (445,904)
                                                              ------------                 -----------
Net cash provided by (used in) operating activities                535,584                    (362,716)
                                                              ------------                 -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (123,390)                    (18,656)
                                                              ------------                 -----------
Net cash used in investing activities                             (123,390)                    (18,656)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on bank debt                          (704,511)                    915,000

Net proceeds (repayments) from notes payable to shareholders       190,000                    (650,000)
                                                              ------------                 -----------

Net cash provided by (used in) financing activities               (514,511)                    265,000
                                                              ------------                 -----------


NET DECREASE IN CASH                                              (102,317)                   (116,372)

CASH, BEGINNING OF PERIOD                                          245,911                      20,471
                                                              ------------                 -----------


CASH, END OF PERIOD                                           $    143,594                 $   (95,901)
                                                              ============                 ===========


Cash paid during the period for interest                      $    121,303                 $    87,687


See notes to financial statements.

MEGACARDS, INC.
NOTES TO FINANCIAL STATEMENTS




1.    BASIS OF PRESENTATION

      Pursuant to an agreement dated July 17, 1995, Megacards, Inc. ("Megacards") acquired all of the outstanding common stock of Windsor Art, Inc. ("Windsor") in exchange for 2,541,000 shares of Megacards' Common Stock and acquired all of the outstanding Common Stock of Janco Designs, Inc. ("Janco") for a nominal amount of cash (the acquisition by Megacards of all of the outstanding capital stock of Windsor and Janco is referred to as the "Business Combination"). (As used herein the term "Company" refers to Janco and Windsor for periods prior to the Business Combination and to Megacards, Janco and Windsor for periods subsequent to the Business Combination.)

      The Business Combination is accounted for as a reverse acquisition under the purchase method of accounting. Under this approach, the accounting for the transaction differs from the legal form of the transaction as described above. Therefore, Megacards is not assumed to be the acquiror in the Business Combination but rather Windsor and Janco are. Accordingly, the historical financial statements of the Company reflect the financial position and the results of operations of Windsor and Janco. The historical financial statements have been restated for all periods prior to the Business Combination to include the combined results of operations and financial position of both Windsor and Janco due to the common ownership of Windsor and Janco prior to the Business Combination. Adjustments have been made to eliminate the impact of intercompany transactions. The components of shareholders' equity are stated in terms of Windsor's and Janco's shareholders' equity on a combined basis prior to the Business Combination with an adjustment to reflect the effects of the Business Combination on the equity components. The number of shares outstanding for purposes of presenting shareholders' equity on a comparative basis have been retroactively restated to the earliest period presented in order to reflect the effect of the recapitalization that occurred in the Business Combination.

      The Company's financial statements for the year ended December 31, 1995 included disclosures regarding factors indicating that the Company may have been unable to continue as a going concern for a reasonable period of time. Included in these factors were significant operating losses and noncompliance with certain of the Company's loan covenant requirements related to its lines of credit.

      The Company has implemented various initiatives to reduce its costs and to improve its liquidity position including: (i) disposing of its retail store; (ii) reducing staffing levels at its Iowa facility; (iii) selling its interest in the Erie, Pennsylvania facility and terminating the sublease thereof and eliminating the staff associated with the operation of this facility; and (iv) consolidating the operations of Megacards with those of Janco in St. Louis. As a result of inefficiencies and costs associated with the consolidation of Megacards' operations with those of Janco in St. Louis, the Company did not recognize a reduction in its operating costs from the foregoing actions for the quarter ended March 31, 1996. Losses of $815,517 in the three months ended March 31, 1996, as well as a lack of resolution regarding the Company's bank loans, substantially all of which mature on or before July 1996, continue to indicate that the Company may be unable to continue as a going concern. Management believes, however, that its previous and continuing efforts to reduce costs will significantly reduce the

Company's break-even point and should help the Company return to profitability. The Company's management is actively attempting to obtain waivers with respect to non-compliance with certain restrictive covenants related to its credit facilities and renegotiate its existing credit facilities as they mature. See Note 2. Management believes that it will be able to continue to obtain financing to fund the operating activities of Windsor and Megacards under their existing credit facilities. Moreover, the Company may attempt to obtain additional capital by issuing debt and/or equity in a private placement.

      The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

      In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three-month periods ended March 31, 1996 and 1995, respectively. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year.


2.    DEBT

      The Company's third-party debt consists of various line of credit, term loan and letter of credit agreements with several financial institutions. Borrowing availability is determined based on certain requirements in each agreement including the level of eligible accounts receivable and inventory. At March 31, 1996, the Company had $570,000 available borrowing capability under its debt agreements. The agreements include certain covenants which require the Company and its subsidiaries to meet certain ratios and levels of tangible net worth and restrict the declaration and payment of dividends.

      As of March 31, 1996, the Company was not in compliance with certain of the restrictive covenants of its credit facilities. Its lenders have not issued waivers related to the noncompliance and can now call the debt at any time. Management is actively attempting to renegotiate those credit agreements. On May 1, 1996, approximately $1 million under Windsor's existing credit facility became due. At present, management believes that no demand for payment will be made and that Windsor will be able to negotiate an extension of its credit facility. There can be no assurance that demand will not be made in the future or that Windsor will be able to extend its credit facility. In the event that demand is made for payment of any or all of the outstanding debt under the credit facility, Windsor may not be able to meet such demand with its existing capital resources.

      The following represents a summary of the outstanding bank debt for the periods presented:

                                                               March 31,               December 31,
                                                                 1996                       1995
                                                              -----------              ------------
Borrowings under lines of credit,
   $950,000 of which is due on
   May 1, 1996 with the remaining
   amount due in July 1996 or on demand                       $ 3,068,378              $ 3,732,040
                                                              -----------              -----------
Note payable - bank due in monthly
   installments of $2,520 including
   interest at 9.5% per annum
   through June 1999                                          $    83,947              $    89,398

Note payable - bank due in monthly
   installments of $11,799 plus
   interest at prime plus 1.25%
   (9.75% at December 31, 1995),
   remaining balance due in July 1996                             109,706                  145,103
                                                              -----------              -----------
                                                                  193,656                  234,501

Less current portion                                              132,938                  167,766
                                                              -----------              -----------

   Long-term debt                                             $    60,715              $    66,735
                                                              ===========              ===========

      Total bank borrowings are collateralized by substantially all of the Company's personal property. Certain of the Company's shareholders have personally guaranteed $2,975,000 of the Company's obligations.

3.    RELATED PARTY TRANSACTIONS

      As of March 31, 1996, the net carrying cost of the assets under capital lease obligations with an affiliated entity was $1,811,811 which is reflected as property held for sale in the accompanying consolidated balance sheet. On April 29, 1996, the Company acquired the affiliated entity for $85,000 and sold the Erie, Pennsylvania facility to a third party buyer for cash and the assumption of underlying debt. The third party buyer assumed all outstanding debt of the affiliated entity, and all previous guarantees by the Company and certain shareholders of the underlying debt of the affiliate entity terminated. The affiliated entity had no material assets or liabilities other than those related to the Erie, Pennsylvania facility. The transaction will result in an ultimate gain of $133,000 in the Company's financial statements for the second quarter of 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      The Company and its subsidiaries manufacture and distribute decorative mirrors and framed prints and design, repackage and market sports picture cards and sports picture card accessories and sports memorabilia products.

      Megacards completed its initial public offering of Common Stock in October 1991. For 1991, Megacards reported net sales of $18.3 million and net income on a pro forma basis (to adjust for Megacards's status as an S Corporation for a portion of the year) of $1.2 million. For the year ended December 31, 1992, Megacards reported net sales of $19.6 million and net income of $69,000. The decrease in net income for 1992 was attributable to oversupply of product and a sharp contraction in the speculative demand for sports picture cards which resulted in a slowing of the rate of sales for Megacards and declines in inventory valuations and margins. Since 1992, the sports picture card market has experienced negative industry-wide trends. For the years ended December 31, 1993 and 1994, Megacards reported net sales of $13.7 million and $14.2 million, respectively. Megacards reported net income of $106,000 in 1993 and a net loss of $2.2 million in 1994. The adverse trend in operating results continued in 1995. For the six months ended June 30, 1995, net sales were $4.7 million, and Megacards reported a net loss of $469,000. Inasmuch as the Business Combination was accounted for as a reverse acquisition of Megacards by Windsor and Janco, the results of operations of Megacards are not included in the Company's financial statements included herein for periods prior to the Business Combination.

      In light of substantial losses for the year ended December 31, 1994 and the six months ended June 30, 1995, Megacards' Board of Directors carefully considered its strategic alternatives for maximizing share value and providing for a return to profitability. Ultimately, the board determined that a business combination with Windsor and Janco offered the best available transaction among limited strategic alternatives and substantial uncertainties. Accordingly, in July 1995, the Company acquired all of the outstanding Common Stock of Windsor and Janco.

      Windsor and Janco manufacture and distribute decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1995, Windsor entered into agreements that permit it to distribute and sell the Dolbi-Cashier line of table-top accessories. The Company's management anticipates that Windsor will continue to expand its include new table-top accessories and other products that complement its existing product lines.

      Subsequent to the consummation of the Business Combination, the Company's management has continuously evaluated the prospects of the combined businesses. In light of the Company's recent losses, the Company has sought to eliminate certain non-performing assets, reduce staffing levels and close certain of the Company's facilities. As a result, the Company has implemented a plan to restructure its businesses, which is designed to achieve substantial reductions in the Company's operating costs and attain profitability. These efforts continued throughout the first quarter of 1996 and are in progress to date.

      The Company has concentrated on rationalizing the operations of its sports picture card segment by reducing its inventories to a level more commensurate with the needs presented by its current operations. Similarly, the Company has greatly reduced the debt associated with the sports picture card operation. In addition, the Company has relocated its sports picture card operations to Janco's St. Louis facility. Effective April 29, 1996, the Company sold its interest in the Erie facility and terminated its lease thereof.


RESULTS OF OPERATIONS

      The following table presents the results of operations for the three months ended March 31, 1996 for each of the Company's two business segments, sports picture cards (Megacards) and decorative mirrors and framed art (Windsor/Janco) and the results of operations for Windsor/Janco for the three months ended March 31, 1995:

                                                                   Three Months Ended March 31,
                                          --------------------------------------------------------------------------------
                                                                  1996                                           1995
                                          ---------------------------------------------------                    ----
                                          Windsor/Janco        Megacards                Total                Windsor/Janco
                                          -------------        ---------                -----                -------------
Net sales                                 $ 3,884,929        $ 1,586,852             $ 5,471,781             $ 4,350,757
Cost of sales                               3,341,144          1,228,568               4,569,712               2,995,461
Selling, general and
  administrative
  expense                                   1,042,114            503,656               1,545,770                 937,584
Income (loss) from
  operations                                 (497,330)          (145,374)               (643,701)                417,712
Interest expense                               82,999             91,822                 174,821                  79,787
Other income                                                      (3,005)                 (3,005)                    --
Net income (loss)                            (581,329)          (234,189)               (815,517)                337,925

      For the three months ended March 31, 1996, Windsor's and Janco's net sales decreased by $466,000, or 11%, compared to the three months ended March 31, 1995. The decrease was attributable to decreases in Janco's net sales. Janco experienced lower levels of sales during the first quarter of 1996 compared to the corresponding period of 1995 as a result of the relocation of its production facility, which interrupted production and shipment of products. The new production facility became fully operational in March 1996. Moreover, Janco experienced substantial reductions in sales to a significant customer. Windsor's sales of $2.7 million for the first quarter of 1996 remained relatively constant compared to the corresponding period of 1995.

      Cost of sales for the combined Windsor/Janco operations increased approximately $346,000, or 12%, from the first quarter in 1995. Janco's cost of sales increased 27% in the three months ended March 31, 1996 compared to corresponding period of 1995, due primarily to sales of slow moving inventory at reduced margins to reduce inventory levels. Windsor's cost of sales during the first quarter of 1996 which decreased $17,000 was generally consistent with the level reported for the corresponding period of 1995.

      Windsor's and Janco's selling, general and administrative ("SG&A") expenses for the first quarter of 1996 increased $105,000, or 11%, compared to the first quarter of 1995. This increase reflected increased Windsor commissions related to its new Dolbi-Cashier line of products and a non-recurring expense incurred by Janco in connection with conversion of its computer system to provide additional support to its largest customer.

      Interest expense for Windsor and Janco remained relatively constant for the comparable periods.

      As a result of the foregoing, Windsor and Janco reported a net loss of $581,000 for the first quarter of 1996 compared to net income of $338,000 reported in the first quarter of 1995.

      Megacards reported a net loss of $184,000 for the three months ended March 31, 1996. This net loss is a result of continued depression of the sports picture card market and inefficiencies associated with relocating its processing facility from Erie to St, Louis, which was offset in part by reductions of certain operating costs.

      As a result of the foregoing, the Company reported a net loss of $816,000 ($0.24 per share) for the first quarter of 1996 compared to net income of $338,000 ($0.13 per share) reported in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 1996, the Company's operating, investing and financing activities utilized $102,000 of cash. Reductions of inventory for both the sports picture card and framed art work businesses provided $381,000 and $446,000, respectively, which was utilized to help fund the Company's $816,000 operating loss.

      Bank debt was reduced by $705,000 during the first quarter of 1996, in part a result of reducing customer receivables by $510,000. As of March 31, 1996, Megacards had borrowing capability under its credit facility of approximately $495,000 and Windsor had borrowing capability of $75,000 under its credit facility. As of March 31, 1996, Janco had no unused borrowing capability.

      As of March 31, 1996, the Company was not in compliance with certain of the restrictive covenants of its credit facilities. Its lenders have not issued waivers related to the noncompliance and can now call the debt at any time. Management is actively attempting to renegotiate those credit agreements. On May 1, 1996, approximately $1 million under Windsor's existing credit facility became due. At present, management believes that no demand for payment will be made and that Windsor will be able to negotiate an extension of its credit facility. There can be no assurance that demand will not be made in the future or that Windsor will be able to extend its credit facility. In the event that demand is made for payment of any or all of the outstanding debt under the credit facility, Windsor may not be able to meet such demand with its existing capital resources.

      The Company's management continues to pursue courses of action to improve the Company's liquidity. As of April 29, 1996, the Company acquired all of an affiliated entity's interest in the Company's Erie Pennsylvania facility, sold all of the Company's and the affiliated entity's interest in such facility and terminated the Company's lease obligations related thereto. The Company continues to decrease its sports card inventory and related indebtedness in an effort to reach a level which is more commensurate with needs of its current operations. The Company will seek to renegotiate its credit facilities as they come due to provide for additional financing.

      The Company believes that its available credit facilities will be sufficient to fund current operations of Megacards and Windsor. In addition to drawing on its available credit facilities, the Company may attempt to raise additional operating capital through the private placement of debt and/or equity. Moreover, to enhance the Company's capital and surplus certain of the Company's principal shareholders may convert existing debt obligations of the Company to such shareholders into equity.

      Additional financing would be required if the Company pursues identified acquisition opportunities. There can be no assurance that such financing will be available to the Company on favorable terms or at all.

      As a result of Janco's operational difficulties, it has experienced a severe liquidity shortage and its accounts payable have increased substantially. Management is actively pursuing alternatives to preserve, and enhance Janco's business, including negotiating deferred payment terms with suppliers and other unsecured creditors. There can be no assurance that Janco will succeed in attaining such arrangements and Janco could be forced to pursue other alternatives.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit No.                        Description
      -----------                        -----------
           27                       Financial Data Schedule

(b)   Reports on Form 8-K: None

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEGACARDS, INC.
                                         (Registrant)



May 28, 1996                           By:  /s/Lloyd R. Abrams
                                          ------------------------------
                                           Lloyd R. Abrams, President
                                           Chief Executive Officer and
                                           Chief Financial Officer