Form 10QSB
period 1996-06-30
MEGACARDS INC /M0
filed 1996-08-22
CIK 878838

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the quarter ended June 30, 1996


                       Commission file number:  0-19503


                          BENTLEY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                                MEGACARDS, INC.
                          (Former name of registrant)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

On August 13, 1996, the registrant had 562,624 outstanding shares of Common Stock, $.18 par value.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB


                                      INDEX
                                                                             Page
                                                                             ----
PART I.   FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Balance Sheets - June 30, 1996 and December 31, 1995

          Statements of Operations - Three Months and Six Months
          Ended June 30, 1996 and 1995

          Statements of Cash Flows - Six Months Ended June 30, 1996
          and 1995

          Notes to Financial Statements

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations


PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BENTLEY INTERNATIONAL, INC.
BALANCE SHEETS
                                                                          June 30,     December 31,
                                                                            1996           1995
                                                                         -----------   ------------
                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                                  $   482,110   $    245,911
   Accounts receivable (net of allowance for
     returns and doubtful accounts of $1,013,000
     and $846,000, respectively)                                           3,915,657      3,945,951
   Inventories                                                             2,571,884      5,157,435
   Other current assets                                                      285,505        173,206
                                                                         -----------   ------------
   Total current assets                                                    7,255,156      9,522,503

PROPERTY AND EQUIPMENT
   At cost less accumulated depreciation and amortization                    716,212        875,801
PROPERTY HELD FOR SALE                                                            --      1,811,811
OTHER LONG-TERM ASSETS                                                       239,675        117,931
                                                                         -----------   ------------
TOTAL ASSETS                                                             $ 8,211,043   $ 12,328,046
                                                                         ===========   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $ 2,778,306   $  2,996,112
   Lines of credit-banks                                                   3,101,498      3,732,040
   Current portion of long-term debt                                          48,055        167,766
                                                                         -----------   ------------
   Total current liabilities                                               5,927,859      6,895,918

EXCESS ACQUIRED ASSETS OVER COST                                             785,973        948,588
CAPITAL LEASE OBLIGATION                                                          --      1,889,007
LONG-TERM DEBT                                                                54,648         66,735
NOTES PAYABLE-SHAREHOLDERS                                                 1,440,000      1,350,000

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; none issued or outstanding                                        0              0
   Common stock, $0.18 par value; 10,000,000 shares
     authorized; issued and outstanding, 562,624 shares                      101,272        101,272
   Additional paid-in capital                                              1,905,297      1,905,297
   Accumulated deficit                                                    (2,004,006)      (828,771)
                                                                         -----------   ------------
   Total shareholders' equity (deficit)                                       (2,563)     1,177,798
                                                                         -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 8,211,043   $ 12,328,046
                                                                         ===========   ============

See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ---------------------------   --------------------------
                                                              1996           1995           1996           1995
                                                          -----------     -----------   -----------     ----------
Net sales                                                  $5,565,897      3,564,044    $11,037,678     $7,914,801

Cost of sales                                               4,688,685      2,865,717      9,258,397      5,861,178
                                                           ----------     ----------    -----------     ----------

   Gross margin                                               877,212        698,327      1,779,281      2,053,623

Selling, general and administrative expenses                1,259,227      1,118,832      2,804,997      2,056,416
                                                           ----------     ----------    -----------     ----------

   Loss from operations                                      (382,015)      (420,505)    (1,025,716)        (2,793)

Interest expense                                              111,530         55,258        286,351        135,045

Other income                                                 (133,827)        (5,066)      (136,832)        (5,066)
                                                           ----------     ----------    -----------     ----------

Net loss                                                   $ (359,718)    $ (470,697)   $(1,175,235)    $ (132,772)
                                                           ==========     ==========    ===========     ==========

Net loss per common share                                  $    (0.64)    $    (1.11)   $     (2.09)    $    (0.31)
                                                           ----------     ----------    -----------     ----------

Weighted average number of
   common shares outstanding                                  562,624        423,500        562,264        423,500




See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                            1996            1995
                                                                        ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ (1,175,235)    $ (132,772)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                                        380,206        192,389
        Amortization of excess of acquired
           assets over cost                                                 (162,615)      (162,615)
        Net gain on sale of assets                                           (28,579)            --
        Net changes in assets and liabilities:
             Accounts receivable                                              30,294       (170,427)
             Inventories                                                   2,585,551        (76,673)
             Other assets                                                   (259,043)       (37,639)
             Accounts payable and other liabilities                         (217,806)      (313,356)
                                                                        ------------     ----------

Net cash provided by (used in) operating activities                        1,152,773       (700,793)
                                                                        ------------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (356,043)      (217,935)
Proceeds from sale of assets                                               2,000,816             --
                                                                        ------------     ----------
Net cash provided by (used) in investing activities                        1,644,773       (217,935)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on bank debt                                    (527,839)       459,900
Proceeds from long-term debt                                                (234,501)            --
Net proceeds (repayments) from notes payable to shareholders                  90,000        250,000
Repayment of capital lease obligation                                     (1,889,007)            --
                                                                        ------------     ----------

Net cash provided by (used in) financing activities                       (2,561,347)       709,900
                                                                        ------------     ----------


NET INCREASE IN CASH                                                         236,199       (208,828)

CASH, BEGINNING OF PERIOD                                                    245,911         20,471
                                                                        ------------     ----------


CASH, END OF PERIOD                                                     $    482,710     $ (188,357)
                                                                        ============     ==========



See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   Pursuant to an agreement dated July 17, 1995, Bentley International, Inc. ("Bentley") acquired all of the outstanding common stock of Windsor Art, Inc. ("Windsor") in exchange for 2,541,000 shares of Bentley's Common Stock and acquired all of the outstanding Common Stock of Janco Designs, Inc. ("Janco") for a nominal amount of cash (the acquisition by Bentley of all of the outstanding capital stock of Windsor and Janco is referred to as the "Business Combination"). Bentley International, Inc. was formerly known as Megacards, Inc. until an amendment to its Articles of Incorporation in July 1996 to effect such name change. As used herein the term "Company" refers to Janco and Windsor for periods prior to the Business Combination and to Bentley, Janco and Windsor for periods subsequent to the Business Combination. As used herein the term "Megacards" refers to the sports picture card operation of Bentley.

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

   The Company has implemented various initiatives to reduce its costs and to improve its liquidity position including: (i) disposing of its retail store;
(ii) closing its Iowa facility; (iii) selling its interest in the Erie, Pennsylvania facility, terminating the sublease thereof and eliminating the staff associated with the operation of this facility; and (iv) consolidating the operations of Megacards with those of Janco in St. Louis.

   Losses of $1,175,235 in the six months ended June 30, 1996, as well as a lack of resolution regarding the Company's bank loans, substantially all of which matured on or before July 1996, continue to indicate that the Company may be unable to continue as a going concern. Management believes, however, that its previous and continuing efforts to reduce costs will significantly reduce the Company's break-even point and should help the Company return to profitability. The Company's management is actively attempting to obtain waivers with respect to non-compliance with certain covenants related to its credit facilities and renegotiate its existing credit facilities. See Note
2. Management believes that it will be able to continue to obtain financing to fund the operating activities of Windsor and Megacards under their existing credit facilities, however there can be no assurance in this regard.

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

   In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three and six months ended June 30, 1996 and 1995, respectively. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the full year.


2. DEBT

   The Company's third-party debt consists of various line of credit, term loan and letter of credit agreements with several financial institutions. Borrowing availability is determined based on certain requirements in each agreement including the level of eligible accounts receivable and inventory. At June 30, 1996, the Company had $41,000 available borrowing capability under its debt agreements. The agreements include certain covenants which require the Company and its subsidiaries to meet certain ratios and levels of tangible net worth and restrict the declaration and payment of dividends.

   As of June 30, 1996, the Company was not in compliance with certain of the covenants of its credit facilities. Its lenders have not issued waivers related to the noncompliance and could demand payment of the debt at any time. Management is actively attempting to renegotiate those credit agreements. On August 31, 1996, approximately $1 million under Windsor's existing credit facility will become due. At present, management believes that no demand for payment will be made and that Windsor will be able to negotiate an extension of its credit facility. There can be no assurance that demand will not be made in the future or that Windsor will be able to extend its credit facility. In the event that demand is made for payment of any or all of the outstanding debt under the credit facility, Windsor may not be able to meet such demand with its existing capital resources.

   The following represents a summary of the outstanding bank debt for the periods presented:

                                                           June 30,     December 31,
                                                             1996           1995
                                                          -----------   ------------
Borrowings under lines of credit,
   $950,000 of which matures on
   August 31, 1996                                        $ 3,101,498    $ 3,732,040
                                                          -----------    -----------

Note payable - bank due in monthly
   installments of $2,520 including
   interest at 9.5% per annum
   through June 1999                                      $    78,395    $    89,398

Note payable - due on August 31, 1996                          24,308        145,103
                                                          -----------    -----------
                                                              102,703        234,501

Less current portion                                           48,055        167,766
                                                          -----------    -----------

   Long-term debt                                         $    54,648    $    66,735
                                                          ===========    ===========

   Total bank borrowings are collateralized by substantially all of the Company's personal property. Certain of the Company's shareholders have personally guaranteed $2,975,000 of the Company's obligations.

3. STOCK SPLIT

   Effective July 8, 1996, the Board of Directors and shareholders approved a one-for-six reverse stock split and an increase in the par value, from $.03 to $.18, of the Company's common stock. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company and its subsidiaries manufacture and distribute decorative mirrors and framed prints and design, repackage and market sports picture cards and sports picture card accessories and sports memorabilia products.

   Subsequent to the consummation of the Business Combination, the Company's management has continuously evaluated the prospects of the combined businesses. In light of the Company's recent losses, the Company has sought to eliminate certain non-performing assets, reduce staffing levels and close certain of the Company's facilities. As a result, the Company has implemented a plan to restructure its businesses, which is designed to achieve substantial reductions in the Company's operating costs and attain profitability. These efforts continued throughout the first six months of 1996 and are in progress to date.

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

   During 1995, Windsor entered into agreements that permit it to distribute and sell the Dolbi-Cashier line of table-top accessories. The Company's management anticipates that Windsor will continue to expand its new table-top accessories and other products to complement its existing product lines. The Company's results of operations for the six months and three months ended June 30, 1996, reflect increases in Windsor's net sales which are in part attributable to its expanded product offerings. The Company's management intends to continue to enhance its framed art and mirror and home furnishings products.

RESULTS OF OPERATIONS

   The following tables present the results of operations for the six months and three months ended June 30, 1996, respectively, for each of the Company's two business segments, sports picture cards (Megacards) and decorative mirrors and framed art (Windsor/Janco) and the results of operations for Windsor/Janco for the six months and three months ended June 30, 1995, respectively:

                                                                         Six Months Ended June 30,
                                                         ----------------------------------------------------------
                                                                          1996                            1995
                                                         ---------------------------------------          ----
                                                         Windsor/Janco     Megacards       Total      Windsor/Janco
                                                         -------------     ---------       -----      -------------
Net sales                                                  $8,339,438     $2,698,240    $11,037,678     $7,914,801
Cost of sales                                               6,811,563      2,446,834      9,258,397      5,861,178
Selling, general and
  administrative
  expense                                                   1,902,918        902,079      2,804,997      2,056,416
Loss from  operations                                        (375,043)      (650,673)    (1,025,716)        (2,793)
Interest expense                                              154,198        132,153        286,351        135,045
Other income                                                     (298)      (136,534)      (136,832)        (5,066)
Net loss                                                     (528,943)      (646,292)    (1,175,235)      (132,772)

                                                                        Three Months Ended June 30,
                                                         ----------------------------------------------------------
                                                                          1996                            1995
                                                         ---------------------------------------          ----
                                                         Windsor/Janco     Megacards       Total      Windsor/Janco
                                                         -------------     ---------       -----      -------------

Net sales                                                  $4,454,509     $1,111,388    $ 5,565,897     $3,564,044
Cost of sales                                               3,470,419      1,218,266      4,688,685      2,865,717
Selling, general and
  administrative
  expense                                                     860,804        398,423      1,259,227      1,118,832
Income (loss) from
  operations                                                  123,286       (505,301)      (382,015)      (420,505)
Interest expense                                               71,199         40,331        111,530         55,258
Other income                                                     (298)      (133,529)      (133,827)        (5,066)
Net income (loss)                                              52,385       (412,103)      (359,718)      (470,697)

   For the six months ended June 30, 1996, Windsor's and Janco's net sales increased 5.4% to $8.3 million compared to the six months ended June 30, 1995. Windsor's and Janco's net sales for the quarter ended June 30, 1996 increased 25% to $4.5 million compared to the second quarter of 1995. These increases in net sales are attributable to a 21% increase in Windsor's net sales for the six months ended June 30, 1996 compared to the corresponding period of 1995, which was the result of expansion of the products which Windsor offers. The increase in Windsor's sales was offset by decreases in Janco's sales which resulted from interruptions in producing and shipping new products due to the relocation of its facilities and the loss of a significant customer.

   Cost of sales for the combined Windsor/Janco operations increased $950,000, or 16%, from the same six-month period last year. Cost of sales for Windsor and Janco during the second quarter of 1996 increased by 21% compared to the second quarter of 1995. The increases in cost of sales were a result of the Company's continuing effort to reduce its slow moving inventory at reduced margins or even below cost, as well as a write down of obsolete inventory to realizable value.

   Windsor's and Janco's selling and administrative expenses for the six months and three months ended June 30, 1996 decreased $153,000 and $258,000, respectively, compared to the corresponding periods of the prior year. The decreases in administrative and selling expenses were due primarily to additional expenses incurred by Windsor in 1995 for audit fees and decreases in administrative salaries paid by Janco during 1996.

   Interest expense for Windsor and Janco increased 14% to $154,000 for the six-month period ended June 30, 1996 and 29% to $71,000 for the second quarter of 1996 compared to the corresponding prior year periods. The increases are attributable to additional borrowing by Windsor to fund new product development.

   Windsor and Janco reported a net loss of $529,000 for year-to-date 1996 and net income of $52,000 for the second quarter of 1996 compared to a net loss of $133,000 and $471,000, respectively, for the corresponding periods of the prior year.

   Megacards reported a loss of $646,292 for the first six months of 1996. This net loss reflects the write down of inventory due to obsolescence. The loss was offset by the gain of $133,000 attributable to the sale of the Company's interest in its Erie facility.


LIQUIDITY AND CAPITAL RESOURCES

   During the first six months of 1996, the Company's operating, investing and financing activities generated $236,000 in cash, despite its net loss of $1,175,000. Inventories for all three operating divisions decreased $2,586,000 during the six-month period ended June 30, 1996. The reduction in inventories reflect both increased sales, as well as write down in inventory levels due to obsolescence and slow movement.

   As of June 30, 1996, the Company was not in compliance with certain of the covenants of its credit facilities. Its lenders have not issued waivers related to the noncompliance and can now call the debt at any time. Management is actively attempting to renegotiate those credit agreements. On August 31, 1996, approximately $1 million under Windsor's existing credit facility will become due. At present, management believes that no demand for payment will be made and that Windsor will be able to negotiate an extension of its credit facility. There can be no assurance that demand will not be made in the future or that Windsor will be able to extend its credit facility. In the event that demand is made for payment of any or all of the outstanding debt under the credit facility, Windsor may not be able to meet such demand with its existing capital resources. As of June 30, 1996, Windsor had $41,000 of available borrowing capacity under its line of credit. Megacards and Janco had no available borrowing capacity.

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

   The Company believes that its available credit facilities will be sufficient to fund current operations of Windsor. The Company may seek to raise additional capital through the private placement of debt and/or equity.

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

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

   On June 21, 1996, the Company held its Annual Meeting of Shareholders.
At the annual meeting Lloyd R. Abrams (2,731,137 votes for, 2,833 votes against and 641,177 broker non-votes), Robert L. Wolfson (2,731,137 votes for, 2,833 votes against and 641,177 broker non-votes) and Janet L. Salk (2,729,870 votes for, 4,100 votes against and 641,177 broker non-votes) were elected to serve as members of the Company's board of directors for a term of one year or until their successors were elected and duly appointed. The Company's shareholders also approved amendments to the Company's Amended and Restated Articles of Incorporation to: (i) change the Company's corporate name from "Megacards, Inc." to "Bentley International, Inc." (2,726,162 votes for, 6,535 votes against, 1,273 votes abstaining and 641,771 broker non-votes) and (ii) effect a one-for-six reverse stock split of all of the Company's Common Stock and increase the par value of the Company's Common Stock from $.03 per share to $.18 per share (2,707,127 votes for, 26,051 votes against, 792 votes abstaining and 641,771 broker non-votes).

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



                                              BENTLEY INTERNATIONAL, INC.
                                               (Registrant)



August 21, 1996                               By:  /s/Lloyd R. Abrams
                                                 -------------------------------
                                                  Lloyd R. Abrams, President
                                                  Chief Executive Officer and
                                                  Chief Financial Officer