Form 10QSB
period 1996-09-30
BENTLEY INTERNATIONAL INC
filed 1996-11-19
CIK 878838

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   For the quarter ended September 30, 1996


                       Commission file number:  0-19503


                          BENTLEY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                                MEGACARDS, INC.
                          (Former name of registrant)

           Missouri                                             43-1325291
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                            1353 North Warson Road
                              St. Louis, Missouri                   63132
                   (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:  (314) 432-4252

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/. No / /.

On November 19, 1996, the registrant had 562,624 outstanding shares of Common Stock, $.18 par value.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                                 INDEX

                                                                                                  Page
                                                                                                  ----
PART I.    FINANCIAL INFORMATION


ITEM 1.     Financial Statements                                                                    3

            Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                  3

            Consolidated Income Statements - Nine Months and Three Months
            Ended September 30, 1996 and 1995                                                       4

            Consolidated Statements of Cash Flows - Nine Months Ended September 30,
            1996 and 1995                                                                           5

            Notes to Financial Statements                                                           6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   9


PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                                       13

SIGNATURES                                                                                         14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                                               September 30,           December 31,
                                                                                   1996                   1995
                                                                               -------------           ------------
                                                                                (unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                                       $   322,663             $   245,911
    Accounts receivable (net of allowance for
         returns and doubtful accounts of $269,000
         and $846,000, respectively)                                             3,048,830               3,945,951
    Inventories                                                                  1,275,664               5,157,435
    Other current assets                                                           480,430                 173,206
                                                                               -----------             -----------
    Total current assets                                                         5,127,587               9,522,503

PROPERTY AND EQUIPMENT
    At cost less accumulated depreciation and amortization                         417,030                 875,801
PROPERTY HELD FOR SALE                                                                   -               1,811,811
OTHER LONG-TERM ASSETS                                                             229,124                 117,931
                                                                               -----------             -----------
TOTAL ASSETS                                                                   $ 5,773,741             $12,328,046
                                                                               ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                      $ 1,843,276             $ 2,996,112
    Lines of credit-banks                                                        1,922,286               3,732,040
    Current portion of long-term debt                                               72,704                 167,766
                                                                               -----------             -----------
    Total current liabilities                                                    3,838,266               6,895,918

EXCESS ACQUIRED ASSETS OVER COST                                                   704,666                 948,588
CAPITAL LEASE OBLIGATION                                                                 -               1,889,007
LONG-TERM DEBT                                                                           -                  66,735
NOTES PAYABLE-SHAREHOLDERS                                                       1,314,000               1,350,000

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued or outstanding                                          0                       0
    Common stock, $0.18 par value; 10,000,000 shares
         authorized; issued and outstanding, 562,624 shares                        101,272                 101,272
    Additional paid-in capital                                                   1,905,297               1,905,297
    Accumulated deficit                                                         (2,089,760)               (828,771)
                                                                               -----------             -----------
    Total shareholders' equity (deficit)                                           (83,191)              1,177,798
                                                                               -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 5,773,741             $12,328,046
                                                                               ===========             ===========

See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                Three Months                       Nine Months
                                                             Ended September 30,                Ended September 30,
                                                        ----------------------------       -----------------------------
                                                           1996              1995             1996               1995
                                                        ----------        ----------       -----------       -----------

Net sales                                               $4,497,763        $6,020,544       $15,535,441       $13,932,730

Cost of sales                                            3,685,805         4,273,835        12,944,202        10,214,777
                                                        ----------        ----------       -----------       -----------

    Gross margin                                           811,958         1,746,709         2,591,239         3,717,953

Selling, general and administrative expenses             1,134,432         1,402,367         3,939,429         3,467,907
                                                        ----------        ----------       -----------       -----------

    Income (loss) from operations                         (322,474)          344,342        (1,348,190)          250,046

Interest expense                                            86,107           180,525           372,458           307,482

Other expense (income)                                    (325,313)          (16,998)         (462,145)          (63,383)

Income taxes                                                 2,486                 -             2,486                 -
                                                        ----------        ----------       -----------       -----------

Net income (loss)                                       $  (85,754)       $  180,815       $(1,260,989)      $     5,947
                                                        ==========        ==========       ===========       ===========

Net income (loss) per common share                      $    (0.15)       $     0.34       $     (2.24)      $      0.01

Weighted average number of
    common shares outstanding                              562,624           536,916           562,624           461,721




See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                           -----------------------------------
                                                               1996                    1995
                                                           -----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(1,260,989)              $   5,947
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                            406,208                 115,873
      Amortization of excess of acquired
         assets over cost                                     (243,922)                (69,240)
      Net gain on sale of assets                               (28,579)                      -
      Net changes in assets and liabilities:
          Accounts receivable                                  897,121                (687,771)
          Inventories                                        3,325,702                 532,593
          Other assets                                             845                (108,572)
          Accounts payable and other liabilities              (760,440)                 11,502
                                                           -----------               ---------

Net cash provided by operating activities                    2,335,946                (199,668)
                                                           -----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (363,452)                (60,171)
Proceeds from sale of assets                                 2,000,816                       -
Cash acquired in reverse acquisition                                 -                 135,725
                                                           -----------               ---------
Net cash provided by investing activities                    1,637,364                  75,554


CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on bank debt                    (1,809,754)                  6,163
Proceeds from long-term debt                                         -                  12,344
Repayment/reclassification of long-term debt                  (161,797)                      -
Dividends to shareholders                                            -                (300,592)
Net proceeds (repayments) from notes payable to
  shareholders                                                 (36,000)                250,000
Repayment of capital lease obligations                      (1,889,007)                  1,104
                                                           -----------               ---------

Net cash used in financing activities                       (3,896,558)                (30,981)
                                                           -----------               ---------


NET INCREASE (DECREASE) IN CASH                                 76,752                (155,095)

CASH, BEGINNING OF PERIOD                                      245,911                 195,446
                                                           -----------               ---------


CASH, END OF PERIOD                                        $   322,663               $  40,351
                                                           ===========               =========



See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      Pursuant to an agreement dated July 17, 1995, Bentley International, Inc. ("Bentley") acquired all of the outstanding common stock of Windsor Art, Inc. ("Windsor") in exchange for 2,541,000 shares of Bentley's Common Stock and acquired all of the outstanding Common Stock of Janco Designs, Inc. ("Janco") for a nominal amount of cash (the acquisition by Bentley of all of the outstanding capital stock of Windsor and Janco is referred to as the "Business Combination"). Bentley was formerly known as Megacards, Inc. until an amendment to its Articles of Incorporation in July 1996 to effect such name change. As used herein the term "Company" refers to Janco and Windsor for periods prior to the Business Combination and to Bentley, Janco and Windsor for periods subsequent to the Business Combination. As used herein the term "Megacards" refers to the sports picture card operation of Bentley.

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

      The Company has implemented various initiatives to reduce its costs and to improve its liquidity position including: (i) disposing of its retail store; (ii) closing its Iowa facility; (iii) selling its interest in the Erie, Pennsylvania facility, terminating the sublease thereof and eliminating the staff associated with the operation of this facility; (iv) consolidating the operations of Megacards with those of Janco in St. Louis; and (v) contributing its Megacards' assets to a newly organized joint venture as described below.

      Losses of $1,260,989 in the nine months ended September 30, 1996, as well as a lack of resolution regarding the Company's bank loans, substantially all of which matured on or before July 1996, continue to indicate that the Company may be unable to continue as a going concern. Management believes, however, that its previous and continuing efforts to reduce costs will significantly reduce the Company's break-even point as the Company attempts to return to profitability. The Company's management is actively attempting to obtain waivers with respect to non-compliance with certain covenants related to its credit facilities and renegotiate its existing credit facilities. See Note 2. Management believes that it will be able to continue to obtain financing to fund the operating activities of Windsor under its existing credit facilities, however, there can be no assurance in this regard. Janco's lender has indicated its desire to be repaid in full and is currently seeking substantial principal reductions.

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

      In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1996 and 1995, respectively. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the full year.


2.    DEBT

      The Company's third-party debt consists of various lines of credit, term loans and letter of credit agreements with several financial institutions. Borrowing availability is determined based on certain requirements in each agreement including the level of eligible accounts receivable and inventory. The agreements include certain covenants which require the Company and its subsidiaries to meet certain ratios and levels of tangible net worth and restrict the declaration and payment of dividends.

      As of September 30, 1996, the Company was not in compliance with certain of the covenants of its credit facilities. Its lenders have not issued waivers related to the noncompliance and could demand payment of the debt at any time. Management is actively attempting to renegotiate those credit agreements. On November 1, 1996, approximately $1.0 million under Windsor's existing credit facility became due. The lender has agreed to renew the line of credit for six months, up to May 1, 1997. There can be no assurance that demand will not be made in the future or that Windsor will be able to extend its credit facility after May 1, 1997. In the event that demand is made for payment of any or all of the outstanding debt under the credit facility, Windsor may not be able to meet such demand with its existing capital resources. Shareholder debt matures in July 1997. A recapitalization of the Company will be necessary prior to that time.

      The following represents a summary of the outstanding bank debt for the periods presented:

                                                         September 30,            December 31,
                                                              1996                    1995
                                                           ----------              ----------

Borrowings under lines of credit,
   $595,000 of which matures between
   April and May 1997                                      $1,922,286              $3,732,040
                                                           ----------              ----------

Note payable - bank due in monthly
   installments of $2,520 including
   interest at 9.5% per annum
   through June 1999                                       $   72,704              $   89,398

Note payable - due on August 31, 1996                              --                 145,103
                                                           ----------              ----------
                                                           $   72,704              $  234,501
                                                           ==========              ==========


      Total bank borrowings are collateralized by substantially all of the Company's personal property. Certain of the Company's shareholders have personally guaranteed $2,975,000 of the Company's obligations. Windsor's assets have been pledged to cross-collateralize Janco's debt to the principal shareholders of Bentley.

3.    STOCK SPLIT

      Effective July 8, 1996, the Board of Directors and shareholders approved a one-for-six reverse stock split and an increase in the par value, from $.03 to $.18, of the Company's common stock. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split.

4.    NON-CASH TRANSACTIONS

      In September 1996 Bentley contributed the net assets of its sports and entertainment picture cards operations for a 30% limited partnership interest in Legends, LP., a newly-formed limited partnership, and a note from Legends, LP, in the principal amount of $432,000. The amounts contributed were as follows:

Inventory                          $ 556,069
Equipment                            283,198
Accounts payable                    (396,826)
                                   ---------
Net assets contributed               442,441
                                   ---------

Less note received                  (290,452)
                                   ---------

Net assets contributed             $ 151,989
                                   =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company and its subsidiaries manufacture and distribute decorative mirrors and framed prints. The Company also owns a 30% interest in a joint venture which designs, repackages and markets sports picture cards and sports picture card accessories and sports memorabilia products.

      Subsequent to the consummation of the Business Combination, the Company's management has continuously evaluated the prospects of the combined businesses. In light of the Company's recent losses, the Company has sought to eliminate certain non-performing assets, reduce staffing levels and close certain of the Company's facilities. As a result, the Company has implemented a plan to restructure its businesses, which is designed to achieve substantial reductions in the Company's operating costs and attain profitability. These efforts continued throughout the first nine months of 1996 and are in progress to date.

      The Company has concentrated on rationalizing the operations of its sports picture card segment by reducing its inventories to a level more commensurate with the needs presented by its current operations. Similarly, the Company has greatly reduced the debt associated with the sports picture card operation. In addition, the Company relocated its sports picture card operations to Janco's St. Louis facility. Legends has elected to consolidate all assets to its Rochester facility. The St. Louis operations will need to decrease its space or move. Effective April 29, 1996, the Company sold its interest in the Erie facility and terminated its lease thereof.

      During 1995, Windsor entered into agreements that permit it to distribute and sell the Dolbi-Cashier line of table-top accessories. The Company's consolidated income statement for the nine months ended September 30, 1996, reflect increases in Windsor's net sales which are in part attributable to its expanded product offerings. The Company's management intends to continue to enhance its framed art and mirror and home furnishings products, subject to the availability of adequate capital resources.

RESULTS OF OPERATIONS

      The following tables present the results of operations for the nine months and three months ended September 30, 1996, respectively, for each of the Company's two business segments, sports picture cards (Megacards) and decorative mirrors and framed art (Windsor/Janco) and the results of operations for Windsor/Janco for the nine months and three months ended September 30, 1995, respectively:

                                    Nine Months Ended September 30,
                        -----------------------------------------------------
                                       1996                        1995
                        -----------------------------------    -------------
                        Windsor/Janco  Megacards      Total     Windsor/Janco
                        -------------  ---------      -----    --------------
Net sales                $12,257,517   $3,277,924   $15,535,441  $13,932,730
Cost of sales              9,944,952    2,999,250    12,944,202   10,214,777
Selling, general and
  administrative
  expense                  2,749,448    1,189,981     3,939,429    3,467,907
Income (loss) from
  operations                (436,883)    (911,307)   (1,348,190)     250,046
Interest expense             230,755      141,703       372,458      307,482
Other income                   2,286     (461,945)     (459,659)     (63,383)
Net income (loss)           (669,924)    (591,065)   (1,260,989)       5,947


                                   Three Months Ended September 30,
                        --------------------------------------------------
                                       1996                      1995
                        ---------------------------------    -------------
                        Windsor/Janco  Megacards    Total    Windsor/Janco
                        -------------  ---------    -----    -------------

Net sales                $3,918,079    $579,684  $ 4,497,763   $6,020,544
Cost of sales             3,133,390     552,415    3,685,805    4,273,835
Selling, general and
  administrative
  expense                   846,529     287,903    1,134,432    1,402,367
Income (loss) from
  operations                (61,840)   (260,634)    (322,474)     344,342
Interest expense             76,558       9,549       86,107      180,525
Other income                  2,486    (325,313)    (322,827)     (16,998)
Net income (loss)          (140,884)     55,130      (85,754)     180,815

      For the nine months ended September 30, 1996, Windsor's and Janco's net sales decreased 12% to $12.3 million compared to the nine months ended September 30, 1995. Windsor's and Janco's net sales for the quarter ended September 30, 1996 decreased 35% to $3.9 million compared to the third quarter of 1995. These decreases in net sales were attributable to decreases in Janco's sales which resulted from interruptions in producing and shipping new products due to the relocation of its facilities and the loss of a significant customer.

      Cost of sales for the combined Windsor/Janco operations decreased $269,825, or 3%, from the same nine-month period last year. Cost of sales for Windsor and Janco during the third quarter of 1996 decreased by 27% compared to the third quarter of 1995. The decreases in cost of sales were a result of the Company's continuing effort to reduce its slow moving inventory at reduced margins or even below cost, as well as a write down of obsolete inventory to realizable value.

      Windsor's and Janco's selling and administrative expenses for the nine months and three months ended September 30, 1996 decreased $718,459 and $555,838, respectively, compared to the corresponding periods of the prior year. The decreases in administrative and selling expenses were due primarily to additional expenses incurred by Windsor in 1995 for audit fees and decreases in administrative salaries paid by Janco during 1996.

      Interest expense for Windsor and Janco decreased 25% to $230,755 for the nine-month period ended September 30, 1996 and 58% to $76,558 for the third quarter of 1996 compared to the corresponding prior year periods. The decreases are attributable to payment of bank debt.

      Windsor and Janco reported a net loss of $669,924 for year-to-date 1996 compared to a net income of $5,947 for the corresponding period in 1995. For the third quarter of 1996, Windsor and Janco reported a net loss of $140,884, compared to a net income of $180,815 for the corresponding quarter of 1995.

      Megacards reported a loss of $591,065 for the first nine months of 1996. This net loss reflects the write down of inventory due to obsolescence. The loss was offset by the gain of $133,000 attributable to the sale of the Company's interest in its Erie facility.


LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 1996, the Company's operating, investing and financing activities generated $76,752 in cash, despite its net loss of $1,260,989. Inventories for all three operations decreased $3,881,771 during the nine-month period ended September 30, 1996. The reduction in inventories reflect both increased sales, as well as write down in inventory levels due to obsolescence and slow movement and contribution of inventory to the partnership with Legends, LP.

      As of September 30, 1996, the Company was not in compliance with certain of the covenants of its credit facilities. Its lenders have not issued waivers related to the noncompliance and can now call the debt at any time. Management is actively attempting to renegotiate those credit agreements. On November 1, 1996, approximately $1.0 million under Windsor's existing credit facility became due. The lender has agreed to renew the line of credit for six months, up to May 1, 1997. Windsor is seeking a longer term line of credit. Windsor may have borrowing capacity under its existing lines of credit, but loan covenants prohibit payments from Windsor to its affiliates. Megacards and Janco have no available borrowing capacity.

      The Company's management continues to pursue courses of action to improve the Company's liquidity. As of April 29, 1996, the Company acquired all of an affiliated entity's interest in the Company's Erie Pennsylvania facility, sold all of the Company's and the affiliated entity's interest in such facility and terminated the Company's lease obligations related thereto. The Company decreased its sports card inventory and related indebtedness in an effort to reach a level which is more commensurate with needs of its current operations. The Company will seek to renegotiate its credit facilities to provide for additional financing.

      The Company believes that Windsor's available credit facilities will be sufficient to fund current operations of Windsor. In the event Janco's operations terminate, however, Windsor would be subject to claims by the holders of Janco's secured debt. The Company intends to seek to raise between $1.0 million and $1.5 million in additional capital through the private placement of debt and/or equity securities. A portion of the proceeds would be used to pay the secured debt of Janco, including debt owed to principal shareholders of Bentley. The private placement could be substantially dilutive to existing shareholders.

      Additional financing would be required if the Company pursues identified acquisition opportunities. There can be no assurance that such financing will be available to the Company on favorable terms or at all.

      Janco has experienced a significant decline in sales revenues in the third quarter of 1996, compared to the same quarter of 1995. Janco's gross profit margins decreased due to competition in the industry, unauthorized chargebacks taken by one of its largest customers, and allocation of fixed expenses over a smaller sales base. Management has commenced reductions in both administrative and factory personnel, but has not been able to match the decline in revenues. Janco's losses in the third quarter of 1996 were less than those experienced in the two preceding quarters. Most of Janco's suppliers will only sell Janco materials and services on a C.O.D. basis. Janco has been able to continue to operate by consuming inventory on hand. Inventory levels have been reduced to the point that Janco no longer generates cash from the disposition of assets, and it is no longer in compliance with the loan covenants of its bank lender. Janco is currently negotiating with the bank to restructure its debt, and allow it to continue to operate. Janco recently contacted substantially all of its unsecured creditors with a proposal to forgive a significant portion of those debts, in exchange for unsecured notes to be repaid in the future. To date, there has been little positive response to the proposal. Failure of Janco to receive acceptance of substantially all of the offers to reduce Janco's debts may cause the company to discontinue operations, or enter into bankruptcy. Janco is currently in default under the lease at its St. Louis facility, which Bentley has guaranteed. Janco's default under this lease could result in substantial liability to Bentley. Windsor's assets are pledged to secure obligations of Janco to principal shareholders of Bentley.

      On September 13, 1996, Bentley, transferred assets of its Megacards division consisting of inventory and equipment used in the production, design, repackaging, distribution and sale of sports and entertainment picture cards to Legends, LP, a newly-organized New York limited partnership ("Legends"). Such transfer was partly a sale and partly a contribution to capital. In consideration for such transfer, Bentley received a 30% limited partnership interest and a note in principal amount of $432,000. The note payable to Bentley is subject to adjustment as set forth in the definitive agreements, and is subject to substantial discount of the underlying obligation if paid prior to maturity. The Company has recorded a discount of the note to reflect expected payment of the note prior to maturity and the assumption of certain liabilities. See Note 4.

      The General Partners of Legends, which own in the aggregate a 70% investment in such limited partnership, are Quality Baseball Cards, Inc., a New York corporation ("Quality"), and Excell Recycling, Inc., a New York corporation ("Excell"). Quality and Excell acquired such interests in consideration of their transfer of assets consisting of accounts receivable, inventory and equipment used in the production, design, repackaging, distribution and sale of sports and entertainment picture cards. Such transfer was partly a sale and partly a contribution to capital. In connection with the transaction, Legends also assumed Quality's indebtedness and delivered an $80,000 promissory note to Quality, which is subject to adjustment as set forth in the definitive agreements, to Fuad Khuri, Ronald Ruotolo and Carolyn Ruotolo, shareholders of Quality, in the aggregate principal amount of $300,000.

      Bentley also entered into an amendment of its credit agreement with its bank. Legends and Fuad Khuri, the principal shareholder of the General Partners, have agreed to guarantee repayment of amounts outstanding under Bentley's credit agreement as of February 1997. In addition, the Company's subsidiaries, Windsor Art, Inc., and Janco Designs, Inc., have agreed to guarantee up to $200,000 of such obligation in the aggregate. Robert L. Wolfson, Chairman of the Board of Bentley, has agreed to guarantee up to $50,000 of such obligation, under certain conditions.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit No.              Description
      -----------              -----------

           27             Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed a report on Form 8-K, dated September 27, 1996 to report pursuant to Item 2 thereof, the contribution of its Megacards' assets to a newly organized joint venture as described above.

      The Company filed a report on Form 8-K, dated October 15, 1996 to report pursuant to Items 4 and 7 thereof, a change in the Company's certifying accountant.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BENTLEY INTERNATIONAL, INC.
                                                 (Registrant)



November 19, 1996                         By: /s/ Lloyd R. Abrams
                                              ---------------------------------
                                              Lloyd R. Abrams, President
                                              Chief Executive Officer and
                                              Chief Financial Officer