Form 10KSB
period 1996-12-31
BENTLEY INTERNATIONAL INC
filed 1997-06-06
CIK 878838

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission File Number 0-19503

                          BENTLEY INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Missouri                               43-1325291
--------------------------------------   --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

            9719 Conway Road                                 63124
-------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 569-1659
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par
                                                             ------------------
                                                             value $.18
                                                             ------------------
                                                              (Title of Class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No       .
    -----      ------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State the aggregate market value of the voting stock held by non-affiliates of the Registrant: approximately $286,943 as of April 29, 1997.

            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of April 29, 1997, 562,624 shares of Common Stock, par value $.18, were outstanding.

                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS
------     -----------------------

GENERAL

            Bentley International, Inc. (formerly Megacards, Inc.), a Missouri corporation ("Bentley" or the "Company"), through its operating subsidiary, Windsor Art, Inc., a Missouri corporation ("Windsor"), manufactures and distributes decorative mirrors and framed prints.

            Until September 1996, Bentley's Megacards division designed, repackaged and marketed sports picture cards and sports picture card accessories and sports memorabilia. The Company began its sports picture cards and memorabilia operations ("Megacards") in 1984 by distributing packages of original, vintage baseball cards sorted by team. The business increased and Megacards expanded into additional sports-related products (e.g., albums, trading card pages, proprietary sports picture cards and memorabilia).

            As a result of negative industry-wide trends in the sports picture card market, Megacards reported net losses of $2.2 million and $469,000 for the year ended December 31, 1994 and the six months ended
June 30, 1995, respectively. In light of adverse business conditions, the Board of Directors of Megacards determined that a business combination with Windsor and Janco Designs, Inc., a Missouri corporation ("Janco"), offered the best available alternative amid substantial uncertainties. Windsor and Janco were related by common ownership. Accordingly, in July 1995, the Company acquired all of the outstanding capital stock ( the "Business Combination") of Windsor and Janco. Unless the context otherwise indicates, the term "Company" refers collectively to Windsor, Janco and Megacards.

            Windsor manufactures and distributes decorative mirrors and framed prints to furniture stores, designers, hotels and department stores throughout the United States. Windsor was incorporated in November 1993, at which time it purchased certain assets of Windsor Art Products, Inc., a Delaware corporation, which was then subject to a bankruptcy proceeding.

            Janco manufactured and distributed decorative mirrors and framed prints to mass merchants, craft stores, designers and hotels throughout the United States. Janco was incorporated in May 1990 and, in June 1990, acquired the assets of BLD Marketing, Inc., at which time it began to manufacture and distribute framed art and decorative mirrors. Throughout 1996, Janco experienced substantial operating losses. In December 1996, Janco's management decided that it would terminate Janco's operations, as it would be difficult to operate profitably and recover from the accumulated losses of prior years. By the end of 1996, operations were discontinued at its St. Louis facility and all equipment and inventory was sold to unrelated parties. Janco's accounts receivable were pledged to its secured lenders and were subsequently collected to be applied against amounts owed to these secured lenders.

            Subsequent to the consummation of the Business Combination, the Company's management continued to reduce debt and curtail the losses generated by Megacards. Unprofitable product lines were eliminated, staffing was reduced and offices and its factory were closed. The manufacturing was consolidated into Janco's factory and office space and administrative personnel were shared by Megacards and Janco in an attempt to reduce fixed expenses for both companies. Megacards' management recognized that it lacked the personnel to rebuild the sales of the business and pursued opportunities to attract a key sales executive. As a result of this search, discussions commenced regarding the combination of Megacards with a company engaged in a similar line of business, Quality

Baseball Cards, Inc., a New York corporation ("Quality"). In August 1996, the Company's management decided that a business combination with Quality would provide the much needed marketing and product development talents, as well as create operating efficiencies. On September 13, 1996, the Company and Quality formed Legends, L.P. ("Legends"), a New York limited partnership, by contributing substantially all of the assets of Megacards and Quality. The Company received a 30% limited partnership interest, a note for $110,000 and Legends assumed certain of Megacards' liabilities. In November 1996, Legends discontinued manufacturing at the Janco factory and moved all of its operations to its Rochester, New York facility.

WINDSOR BUSINESS

PRODUCTS

            Framed Art Products.  Windsor's framed art products consist of
            -------------------
framed lithographs, original acrylic paintings, limited edition reproductions and original prints. Sales of framed lithographs comprise the largest portion of Windsor's revenues. Windsor's sales and design personnel select images and framing materials to match fashion trends in the home furnishing industry.

            Framed Mirrors.  Windsor's design staff develops frame designs
            --------------
and finishes in an attempt to offer unique and innovative products that differentiate Windsor's products from those of its competitors. Some of the mirror designs consist of traditional styles, such as Chippendale and Early American, that enjoy enduring demand.

            Tabletop Accessories.  In October 1995, Windsor began selling
            --------------------
tabletop accessories under the Dolbi Cashier name. In December 1996, Windsor's management decided to suspend temporarily the selling of tabletop accessories. Problems encountered during the importation of merchandise caused the Dolbi Cashier line of glass tabletop accessories to distract and dilute Windsor's focus on wall decor, where Windsor has established a favorable reputation.

MARKETING AND DISTRIBUTION

            Windsor markets its products through independent sales representatives who are paid on a commission basis.

            Windsor's products are sold primarily in the United States. However, during 1996 Windsor sold limited amounts of products in the Far East and Middle East. To date, Windsor's sales in international markets have not been material to the Company's business.

COMPETITION

            Windsor is subject to significant existing and potential competition. Windsor competes for sales with other companies that market framed art and mirrors. A number of such competitors have greater financial, marketing and other resources than Windsor. Windsor believes that the principal areas of competition are breadth of product line, new designs and the ability to deliver product on a timely basis.

SOURCES OF SUPPLY

            Windsor obtains print framing supplies and certain of its framed print products from outside suppliers which include major publishers of prints, artists and imported moldings and frames from

Mexico and Thailand. Windsor does not anticipate significant difficulty in obtaining desired quantities of print framing supplies, acrylic paintings or print products. There can be no assurance, however, that Windsor will be able to continue to obtain desired quantities of products on a timely basis at favorable prices.

PROCESSING CAPABILITY

            The Company's management believes that Windsor derives a competitive advantage from its print framing capabilities.

SEASONALITY

            Windsor's business historically has not been subject to seasonal fluctuations, other than a brief slowdown in sales ahead of the major industry shows occurring in April and October of each year.

JANCO BUSINESS

PRODUCTS

            Framed Art Products.  Janco's framed art products consisted
            -------------------
almost entirely of framed lithographs. Janco's marketing and design staff selected prints and framing materials to match the latest fashion trends.

            Framed Mirrors.  Janco sold traditional mirror designs.
            --------------

MARKETING AND DISTRIBUTION

            Janco sold its products to mass merchants and craft stores directly and through independent sales representatives.

            Janco's products were sold primarily in the United States. Janco's sales in international markets were not material to the Company's business.

COMPETITION

            Janco was subject to significant existing competition. Many such competitors had greater financial, marketing and other resources than Janco.

SOURCES OF SUPPLY

            Janco purchased framing supplies and framed print products from outside suppliers, which include major publishers of prints and imported moldings from Mexico and Brazil.

PROCESSING CAPABILITY

            Janco's manufacturing facility has been closed.

SEASONALITY

            Janco's business historically has not been subject to seasonal fluctuations, other than slight increases in sales during the fall.

MEGACARDS' BUSINESS

PRODUCTS

            Baseball and Other Sports Picture Cards.  Megacards marketed
            ---------------------------------------
original, new and vintage baseball and other sports picture cards (including, basketball, hockey and football) supplied by major card manufacturers. Megacards sorted and repackaged the sports picture cards into various assortments.

            Baseball and Other Sports Picture Card Accessory Items.
            ------------------------------------------------------
Megacards marketed sports picture card accessory items, including collecting kits and collecting albums, display pages, individual card holders, price guides and storage units.

            Sports Memorabilia Products and Proprietary Baseball Card
            ---------------------------------------------------------
Products.  Megacards discontinued selling sports memorabilia products and
--------
proprietary baseball card products prior to 1996.

RETAIL STORE

            Effective October 1995, the Company sold the inventory and assets related to its retail store activities and sub-leased the Company's retail site at the St. Louis Galleria shopping mall. See Note 14 to the Company's consolidated financial statements for the years ended December 31, 1995 and 1996 included elsewhere in this report.

MARKETING AND DISTRIBUTION

            Megacards marketed its products to national and regional retailers through independent sales representatives who were paid on a commission basis.

            Megacards' products were sold primarily in the United States. International sales were not material to the Company's business.

LICENSE AGREEMENTS

            Megacards did not have any license agreements in effect during 1996.

COMPETITION

            Megacards was subject to significant existing and potential competition. In addition to competing against companies in businesses similar to Megacards, Megacards was competing for retail space with manufacturers of new sports picture cards.

SOURCES OF SUPPLY

            Megacards obtained its sports picture cards from major card manufacturers. The Company no longer buys these types of products.

PROCESSING CAPABILITY

            Megacards manufactured display pages and assembled its card packages and collector kits. All manufacturing and assembly has been eliminated and the manufacturing equipment moved to Legends' facility in Rochester, N.Y.

SEASONALITY

            Megacards' business was highly seasonal, with the strongest sales periods in the spring, summer and fall.

CUSTOMERS

            Windsor's principal customers consist of various national and regional retailers, including furniture stores, department stores and catalog houses. For the year ended December 31, 1996, sales to J.C. Penney's accounted for in excess of 10% of Windsor's sales.

            Janco's principal customers consisted of mass merchants and craft stores. For the year ended December 31, 1996, sales to Price Costco accounted for in excess of 10% of Janco's sales.

            Megacards' principal customers consisted of various national and regional retailers, including mass merchants, toy stores, supermarkets, drug stores, catalog houses and convenience stores. For the year ended
December 31, 1996, sales to Toys 'R' Us accounted for in excess of 10% of Megacards' sales.

EMPLOYEES

            As of April 30, 1997, the Company employed approximately 80 persons on a full-time basis. The Company has a collective bargaining unit covering approximately 60 manufacturing employees at Windsor. The agreement expires on February 28, 2002. The Company believes that its relations with its employees are good. As part of its continuing efforts to reduce costs, the Company has attempted to minimize its head count and payroll to ensure an optimum level of staffing relative to production requirements.


ITEM 2.     PROPERTIES
------      ----------

            The Company leases a production facility for its Windsor operations in Pico Rivera, California for $20,000 per month plus a percentage of sales over $1.0 million, not to exceed $30,000. The facility has approximately 80,000 square feet. This lease expires in November 1998, however, the Company may terminate such lease at any time prior to its expiration with at least five months' notice to the lessor.

            The Company believes the Windsor facility is adequate for the Company's planned future operations.

ITEM 3.     LEGAL PROCEEDINGS
------      -----------------

            On January 24, 1997, three of Janco's creditors filed an involuntary petition against Janco pursuant to Chapter 7 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Missouri, Case No. 97-40682-399.

            The bankruptcy petition followed significant declines in Janco's sales revenues and net income since the beginning of 1996. The declines were attributable to, among other things, competition in the industry, unauthorized chargebacks taken by one of Janco's largest customers and allocation of fixed expenses over a smaller sales base. Despite management's attempts to improve Janco's financial situation, Janco's sales revenues and net income continued to decline. After careful review of the alternatives for obtaining a work-out with Janco's creditors and restructuring Janco into a viable concern, Janco's management decided to discontinue Janco's operations and to wind up Janco's business affairs in coordination with Janco's secured lenders.

            On January 10, 1996, the Company filed suit in the U.S. District Court, Eastern District of Missouri against Stephen G. Callendrella and Aztec Capital Corporation, a Colorado corporation (collectively, the "Defendants"), seeking an unspecified amount of damages for alleged violations of Section 13(d) of the Securities Exchange Act of 1934, as amended, and acts of common law fraud in connection with the Defendants' purchase of the Company's Common Stock. Moreover, the Company sought declaratory judgment relief with respect to any causes of action arising in connection with the Business Combination under federal securities and state laws.

            On February 12, 1996, the Defendants filed suit (the "Countersuit") in the U.S. District Court, District of Colorado against one current and five former directors of the Company alleging, among other things, breaches of their fiduciary duties to the Company in connection with the Business Combination. The Company was not named as a defendant in the Countersuit, however, the Company has certain obligations to indemnify and hold harmless the defendants named in the Countersuit. The Company intends to defend vigorously the Countersuit on behalf of the indemnified individuals. Pursuant to the Company's motion to transfer, the Countersuit was transferred to the U.S. District Court, Eastern District of Missouri and consolidated with the related litigation pending there.

            As of the date hereof, this litigation was in its preliminary stages. While the Company believes that the claims asserted in the Countersuit are without merit, there can be no assurance that the litigation will not have a material adverse effect on the Company's financial condition or results of operation.

            Other than the above-discussed litigation, the Company is not a party to any legal proceeding, other than routine proceedings in the ordinary course of business, which is anticipated to have a material adverse effect on its results of operation or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

            There were no matters submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------      --------------------------------------------------------

            In July 1996, the Company's name was changed to Bentley International, Inc. from Megacards, Inc. and the Company's common stock symbol was changed to "BNTL" from "MEGX." The Company's Common Stock is traded on the Nasdaq OTC Bulletin Board. As of January 1, 1997, the number of shareholders of Common Stock was approximately 82. Set forth below are the high and low transactions prices as reported by the Nasdaq OTC Bulletin Board. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                              Year Ended December 31,
                            -----------------------------------------------------------
                                       1996                            1995
                            ---------------------------- ------------------------------
                            High<F1><F2>     Low<F1><F2>    High<F1><F2>    Low<F1><F2>
                            ------------     -----------    ------------    -----------
First Quarter                  $7.500          $3.750         $16.500         $9.750
Second Quarter                  4.500           0.750          13.500          9.380
Third Quarter                   2.250           0.750          15.750          8.250
Fourth Quarter                  1.690           0.750          12.000          8.250

------------

<F1>  All share prices have been adjusted to reflect a one-for-six reverse stock split effective July 8, 1996 and a one-for-three reverse stock split of the Company's Common Stock effective November 16, 1994.

<F2>  From November 19, 1995 to January 29, 1996 the Company's Common Stock
      was delisted from the Nasdaq Small Cap Market. The Company appealed such action and the stock was relisted effective January 29, 1996. The Company's stock was again delisted from the Nasdaq Small Cap Market in August 1996.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------      ---------------------------------------------------------

OVERVIEW

            Pursuant to the Business Combination effective in July 1995, Bentley acquired all of the outstanding common stock of Windsor in exchange for 423,500 shares of Bentley's Common Stock and acquired all of the outstanding common stock of Janco for a nominal amount of cash. The consolidated financial statements include the accounts of Bentley, Windsor and Janco. All significant intercompany transactions have been eliminated from the consolidated financial statements.

            In 1996, the Company consolidated operations by closing the Iowa sales offices and the Erie, Pennsylvania facility, and moved all manufacturing and administrative functions of Megacards into the Janco facility located in St. Louis. Efforts to reduce inventory continued through Megacards' focus on selling products that used existing raw materials. The effort to convert non-productive assets into cash resulted in a substantial reduction in Megacards' debts.

            In 1996, the Company purchased all of the outstanding common stock of Alnick Realty, Inc. ("Alnick"), the lessor of the Company's Erie facility. Simultaneously with the acquisition of the Alnick common stock, the Company terminated its lease of the Erie facility and sold the real estate owned by Alnick to a third party.

            During the summer of 1996 it became evident to Megacards' management that overhead and inventories had been reduced to the greatest extent practicable. For the business to survive, investment in new product development, inventory and sales personnel would be necessary. Due to Megacards' primary secured lender's desire to have the loan repaid and the Company's commitment to the home furnishings industry, additional investment in the sports picture card business did not seem consistent with long-term Company goals. Therefore, management began to explore opportunities to divest itself of Megacards. A business combination was negotiated with Quality in which a limited partnership, Legends, was formed. Quality became the general partner, and owned 70% of the partnership, while the Company became a limited partner, owning 30% of the partnership. Substantially all of the assets of Megacards, other than accounts receivable, and all of the assets of Quality were contributed to Legends. The accounts receivable of Megacards were collected and applied towards the repayment of the Megacards' secured debt. As of December 31, 1996, secured debt related to Megacards' operations and assets was $73,036. As of April 16, 1997, the secured debt has been repaid.

            Janco experienced operating difficulties in 1996, commencing with its relocation to a new facility in St. Louis, Missouri. Delays in obtaining occupancy permits in connection with improvements made to the manufacturing facility resulted in Janco's inability to produce and ship merchandise during the first two months of 1996. Due to the cost of the relocation and lower than expected sales during the first quarter of 1996, Janco experienced reduced cash flow in the second quarter of 1996. Personnel turnover at Janco exacerbated the financial problems. Anticipated sales were repeatedly delayed, postponing a recovery. Lower than expected sales and profit margins resulted in operating losses throughout the year. In the third quarter of 1996, Janco's management recognized that a restructuring was necessary to save the business. Suppliers of Janco were contacted in an attempt to negotiate accommodations of debts. Certain of Janco's creditors accepted the proposal, but the affirmative response was not sufficient to allow the restructuring to proceed. In December 1996, Janco's management decided that financial resources were not available to continue the operation of Janco. Management commenced negotiations with Janco's secured lenders and its landlord to develop a plan of liquidation that would maximize disposition proceeds and minimize losses to Janco's creditors. Janco's secured creditors and its landlord agreed to a plan of orderly liquidation of Janco's assets and all of the tangible assets of Janco were sold to unrelated parties. Janco's accounts receivable were collected through the first quarter of 1997 and the net proceeds applied to the repayment of Janco's secured debt. On January 24, 1997, three unsecured creditors of Janco filed a petition for involuntary bankruptcy. On February 18, 1997, Janco consented to the involuntary bankruptcy. A hearing was scheduled for May 2, 1997. Pursuant to certain agreements entered into in connection with the financing of Janco by principal shareholders of Bentley, Bentley and Windsor are liable for certain unpaid secured debts of Janco. See "Item 3. Legal Proceedings."

            Windsor continued to operate without substantial changes throughout 1996. During 1996, Windsor hired a new financial officer and sales manager. It is believed that the new personnel will assist in continuing to improve the operations of Windsor. During the fourth quarter of 1996, Windsor negotiated new financing with Norwest Business Credit, Inc. ("Norwest"). Norwest provided Windsor with an asset based lending facility of up to $2.0 million. Management believes that this facility should provide Windsor with the financial resources needed to facilitate a reasonable growth in sales. In December 1996, Windsor's management decided to concentrate its design and marketing efforts on its wall decor products and to suspend introduction of new table top accessories under the Dolbi Cashier name.

            As a result of substantial losses reported for 1996, the opinion of the Company's auditors indicates that the Company may not be able to continue to operate as a going concern for a reasonable period of time. In the event the Company is not able to negotiate extensions of certain debts of Janco, for which Bentley and Windsor are liable, the Company may not be able to continue to operate as a going concern for a reasonable period of time. It is not possible to ascertain whether Bentley or Windsor may be liable for any obligations of Janco, other than Janco's secured debts, as a result of the Janco bankruptcy filing. In the event that Bentley is unable to retire the Janco secured debt through the use of internally generated funds, Bentley intends to seek to raise through a private offering of debt and/or equity, or a sale of certain Company assets, funds sufficient to retire the maturing Janco secured debt and necessary for other corporate purposes.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

            Inasmuch as the Business Combination was accounted for as a reverse acquisition, the operations of Megacards from July 17, 1995 through December 31, 1995 were included in the Company's consolidated financial statements as above-indicated.

            The following table presents the results of operation for 1996 and 1995 by the Company's business segments, sports picture cards (Megacards) and decorative mirror/framed pictures (Windsor/Janco):

                                                         1996                                       1995
                                    ----------------------------------------------      ------------------------------
                                    WINDSOR/                   GENERAL                  WINDSOR/
                                     JANCO        MEGACARDS   CORPORATE      TOTAL       JANCO     MEGACARDS     TOTAL
                                    --------      ---------   ---------      -----      --------   ---------     -----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                           $16,652        $3,483       $  --       $20,135     $16,677      $3,695     $20,372
Cost of sales                        13,322         2,024          --        15,346      12,425       3,067      15,492
                                    -------        ------       -----       -------     -------      ------     -------
Gross margin                          3,330         1,459          --         4,789       4,252         628       4,880
Selling, general and
  administrative expenses           $ 3,948        $2,131       $  95       $ 6,174     $ 4,054      $1,173     $ 5,227
                                    =======        ======       =====       =======     =======      ======     =======
Income (loss) from
  operations                        $  (618)       $ (672)      $ (95)      $(1,385)    $   198      $ (545)    $  (347)

Interest expense                        296           167          --           463         281         208         489
Other expense (income)--net             102           (85)        141           158          53          23          76
                                    -------        ------       -----       -------     -------      ------     -------
Net loss                            $ (1016)       $ (754)      $(236)      $(2,006)    $  (136)     $ (776)    $  (913)
                                    =======        ======       =====       =======     =======      ======     =======
Net loss per common share                                                   $ (3.57)                            $ (1.87)


            Windsor's and Janco's combined net sales decreased by $24,000, or 0.1%, from the year ended December 31, 1995. This decrease resulted from a decrease in Janco's sales of $1.7 million and an increase in Windsor's sales of $1.6 million. Janco's decrease in sales was due primarily to the reduction of sales to one customer, which represented approximately 50% of Janco's net sales in 1995. The decrease in sales to this customer contributed significantly to the losses incurred by Janco. The increase in Windsor's sales was primarily attributable to sales generated by the introduction of tabletop accessories under the Dolbi Cashier name.

            Cost of sales for the combined Windsor/Janco operations increased $898,000, or 7.2%. This increase was a result of a decrease of $42,000 in Janco's cost of sales and an increase of $940,000 in Windsor's cost of sales. The decrease in Janco's cost of sales was attributable to decreased sales. The increase in cost of goods sold at Windsor was attributable to increased sales. However, as a percentage of net sales, Janco's cost of sales increased by approximately 24%, while Windsor's cost of sales as a percentage of sales decreased from 72.8% to 70.6%. The decrease at Windsor was primarily attributable to lower material and overhead costs. In addition, various charges were recognized in connection with the closing of Janco's facility.

            Selling general and administrative expenses for Windsor and Janco decreased $106,000 from the year ended December 31, 1995 to 1996. The decrease at Janco of $410,000 was primarily due to decreases in selling, commissions and advertising costs. The increase at Windsor of $295,000 was primarily due to increased sales related expenses and bad debts.

            Interest expense for Windsor and Janco increased during 1996 compared to 1995 due to increased borrowings at Windsor and increases in interest rates on the line of credit during the first part of the year.

            Megacards' net sales decreased by $5.1 million from 1995 to 1996. The reduction in sales was primarily due to continued softness in the sports picture card business, and Megacards' failure to introduce any new products in 1996. The operating loss was $672,145 in 1996 compared to $545,842 in 1995. The operating loss for 1996 was attributable to the period of time preceding the formation of Legends on September 13, 1996, whereas the operating loss for 1995 was attributable to the period of time subsequent to the Business Combination on July 17, 1995. In 1996 the Company recognized various changes in connection with the downsizing program, including costs incurred in closing the Iowa office and Erie facility, as well as costs of employee termination.

LIQUIDITY AND CAPITAL RESOURCES

            During 1996, the Company's operating, investing and financing activities contributed $103,888 of cash to the business. Cash was generated through the Company's efforts to reduce inventories in both business segments and increased credit purchases at Janco, though most of the proceeds were used to fund operating losses at Megacards and Janco and reduce debt.

            Capital expenditures of $116,000 were made in 1996, primarily for new equipment used in production of its framed art products and leasehold improvements at the Janco facility. For tax purposes, the Company was classified as an S-Corporation prior to the Business Combination in July 1995. In connection with this classification, Windsor and Janco made distributions aggregating $300,000 to their shareholders prior to the Business Combination in respect of their tax liabilities attributable to their ownership of Windsor and Janco stock.

            As of December 31, 1996, Janco and Megacards had no available borrowing capability under any of its debt agreements. The primary secured debt of Megacards and Janco was repaid in full in 1997 from collection of the accounts receivable and the secured debt of Windsor was refinanced with Norwest Business Credit in 1997. As of April 16, 1997, Windsor had available borrowing capacity sufficient to operate its business for a reasonable period of time.

            Management is currently exploring courses of action to retire the Janco debts for which Bentley and Windsor are liable. The Company entered into an agreement with the lessor of the Janco facility, which provided for the release of Janco and Bentley from any future liability on the Janco lease.

The Company anticipates that additional working capital of $400,000 to $700,000 will be required during the remainder of 1997 to repay the Janco secured debt and provide sufficient capital to fund its planned operations. The Company presently intends to seek to attain such financing pursuant to the private placement of debt or equity securities or the sale of certain assets of the Company. The Company is currently in discussions to sell certain assets of the Company. The Company is not considering any acquisition opportunities at this time. There can be no assurance that such financing or asset sales will be available to the Company on favorable terms or at all.

            As of December 31, 1996, the Company reported an allowance for doubtful accounts of $300,120. Management of the Company believes such amount was appropriate in light of the amount and anticipated collectibility of the Company's accounts receivable at that time. In order to maximize the payment of its receivables, the Company employs a person, full-time, whose responsibility is to seek payment of past due accounts. If such efforts are unsuccessful, the Company engages a commercial collection agency to pursue persons with past due accounts.

           [The remainder of this page is intentionally left blank]

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------      -------------------------------------------

                       INDEPENDENT AUDITORS' REPORT

Board of Directors
Bentley International, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Bentley International, Inc. and subsidiaries (formerly Megacards, Inc.) as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bentley as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations and its liabilities exceeded its assets at December 31, 1996. As a result of the historical net losses, the possibility of continued losses in 1997 and the uncertainty about bankruptcy proceedings entered into in 1997 (see Note 20), the Company may experience difficulty in generating sufficient cash flow to meet its obligations and sustain its operations (see Note 1). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1.
The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rubin, Brown, Gornstein & Co. LLP


March 21, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
 Shareholders of Bentley International, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Bentley International, Inc. (formerly Megacards, Inc.) and subsidiaries for the year ended December 31, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant net loss for the year ended December 31, 1995 and was not in compliance with certain of its loan covenant requirements related to its lines of credit. As a result of the historical net losses, the possibility of continued losses in 1996 and the possibility of lenders calling debt at any time, the Company may experience difficulty in generating sufficient cash flow to meet its obligations and sustain its operations (Note 1). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP



St. Louis, Missouri
March 29, 1996

             BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996


                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $   349,799
  Accounts receivable (net of allowance for returns and
    doubtful accounts of $300,120 -- Notes 8 and 9)                  2,499,570
  Note receivable (Note 4)                                             110,000
  Inventories (Notes 5, 8 and 9)                                     1,407,144
  Other current assets                                                 130,168
                                                                   -----------
      TOTAL CURRENT ASSETS                                           4,496,681

EQUIPMENT AND LEASEHOLD IMPROVEMENTS (NOTES 6, 8 AND 9)                196,392

OTHER ASSETS (NOTE 7)                                                   69,800
                                                                   -----------

                                                                   $ 4,762,873
                                                                   ===========


              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note 8)                                           $ 2,382,036
  Current maturities of long-term debt (Note 9)                         30,232
  Accounts payable and accrued expenses                              2,519,654
                                                                   -----------
      TOTAL CURRENT LIABILITIES                                      4,931,922
                                                                   -----------

LONG-TERM DEBT (NOTE 9)                                                 36,635
                                                                   -----------

EXCESS OF ACQUIRED ASSETS OVER COST (NOTE 10)                          623,358
                                                                   -----------

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.01 par value; 1,000,000 shares authorized,
    none issued or outstanding                                              --
  Common stock, $0.18 par value; 10,000,000 shares authorized;
    562,624 shares issued and outstanding                              101,272
  Additional paid-in capital                                         1,905,297
  Retained earnings (accumulated deficit)                           (2,835,611)
                                                                   -----------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            (829,042)
                                                                   -----------

                                                                   $ 4,762,873
                                                                   ===========

-------------------
See the accompanying notes to consolidated financial statements.

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                             RETAINED         TOTAL
                                                                         ADDITIONAL          EARNINGS      SHAREHOLDERS'
                                             COMMON STOCK                  PAID-IN         (ACCUMULATED       EQUITY
                                     SHARES <F1>        AMOUNT             CAPITAL           (DEFICIT)       (DEFICIT)
                                     -----------        ------           ----------        ------------    -------------
Balance -- January 1, 1995            423,500          $ 76,231          $        --       $   384,440     $   460,671

S-Corporation Distribution                 --                --                   --          (300,592)       (300,592)

Issuance Of Common Stock
   In Connection With Reverse
   Acquisition                        139,124            25,041            1,905,297                --       1,930,338

Net Loss                                   --                --                   --          (912,619)       (912,619)
                                      -------          --------          -----------       -----------     -----------

Balance -- December 31, 1995          562,624           101,272            1,905,297          (828,771)      1,177,798

Net Loss                                   --                --                   --        (2,006,840)     (2,006,840)
                                      -------          --------          -----------       -----------     -----------

Balance -- December 31, 1996          562,624          $101,272          $ 1,905,297       $(2,835,611)    $  (829,042)
                                      =======          ========          ===========       ===========     ===========

-------------------
<F1>  After giving retroactive effect to the July 1996 reverse stock split
      (see Note 2).


-------------------
See the accompanying notes to consolidated financial statements.

                      BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS
                                                            ENDED DECEMBER 31,
                                                           1996              1995
                                                       -----------       -----------
Net sales                                              $20,135,106       $20,371,585

Cost of sales                                           15,346,429        15,491,562
                                                       -----------       -----------

Gross margin                                             4,788,677         4,880,023

Selling, general and administrative expenses             6,173,897         5,227,299
                                                       -----------       -----------

Loss from operations                                    (1,385,220)         (347,276)

Interest expense                                           463,456           488,927

Other expense -- net                                       158,164            76,416
                                                       -----------       -----------

Net loss                                               $(2,006,840)      $  (912,619)
                                                       ===========       ===========

Net loss per common share <F1>                         $     (3.57)      $     (1.87)
                                                       ===========       ===========

Weighted-average number of common shares
   outstanding <F1>                                        562,624           487,154


-------------------
<F1> After giving retroactive effect to the July 1996 reverse stock split
     (see Note 2).


-------------------
See the accompanying notes to consolidated financial statements.

                                            BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        FOR THE YEARS
                                                                                      ENDED DECEMBER 31,
                                                                                 1996                    1995
                                                                              -----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $(2,006,840)            $ (912,619)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                               113,908                234,415
      Amortization of excess of acquired assets over cost                        (325,230)              (325,230)
      Loss on sale of equipment                                                   699,568                 53,634
      Loss on investment in partnership                                           236,936                     --
      Net changes in assets and liabilities:
       (Increase) decrease in accounts receivable                               1,478,670               (612,005)
       Decrease in inventories                                                  3,050,291              1,041,221
       Decrease in other current assets                                            23,236                162,565
       Increase (decrease) in accounts payable and
         accrued expenses                                                        (443,440)               627,980
                                                                              -----------             ----------
Net cash provided by operating activities                                       2,827,099                269,961
                                                                              -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (121,214)              (257,719)
   Cash acquired in reverse acquisition                                                --                135,725
   Proceeds from sale of property and equipment                                 1,573,321                     --
   Payments to former owners                                                           --                (65,207)
   Payments for acquisition of subsidiary                                         (85,000)                    --
   Proceeds from long-term investments                                            109,038                     --
                                                                              -----------             ----------
Net cash provided by (used in) investing activities                             1,476,145               (187,201)
                                                                              -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under lines of credit                           (2,809,107)               168,199
   Proceeds from long-term debt                                                        --                 25,073
   Repayments of long-term debt                                                (1,354,249)              (300,592)
   Net borrowings (repayments) of notes payable to shareholders                   (36,000)               250,000
                                                                              -----------             ----------
Net cash provided by (used in) financing activities                            (4,199,356)               142,680
                                                                              -----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         103,888                225,440

CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                                    245,911                 20,471

CASH AND CASH EQUIVALENTS -- END OF YEAR                                      $   349,799             $  245,911
                                                                              ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                              $   473,508             $  489,089
                                                                              ===========             ==========
   Noncash investing and financing activities (Note 15)


-------------------
See the accompanying notes to consolidated financial statements.

          BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GOING CONCERN BASIS

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements and discussed in the footnotes, the Company incurred a net loss of $2,006,840 in 1996, and a net loss of $912,619 in 1995. The uncertainties surrounding the Janco Design, Inc.'s bankruptcy proceedings entered into in 1997 (see Note 20) indicate that the Company may experience difficulty in generating sufficient cash to meet its obligations as they become due. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

            The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as required, and to ultimately attain successful operations. Management is continuing its efforts to reduce the costs of its operations and renegotiate its credit agreements so that the Company can meet its obligations and sustain operations from internally generated funds.

            The Company has pursued a strategy of enhancing liquidity by reducing and closely monitoring expenses, downsizing where feasible, and combining or eliminating certain businesses to achieve economies of scale and capitalize on shared administrative functions and distribution outlets.

      BASIS OF CONSOLIDATION

            The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company" and formerly Megacards, Inc.) and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor"), Janco Designs, Inc. ("Janco") and Alnick Realty Company, Inc. ("Alnick"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

      USE OF MANAGEMENT ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

      CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      INVENTORIES

            Inventories are stated at the lower of cost or market. Inventory costs have been determined by the last-in, first-out (LIFO) method for the Company's Windsor subsidiary which represents approximately 95% (1996) and 41% (1995) of total inventories. Costs for the remaining inventories were determined by the first-in, first-out (FIFO) method.

      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

            Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method. The assets are depreciated and amortized over periods ranging from five to seven years.

      INVESTMENT IN PARTNERSHIP

            The Company has a 30% interest in Legends, L.P., a limited partnership. The investment is accounted for using the equity method and carried at cost adjusted for the Company's share of undistributed earnings or losses.

      EXCESS OF ACQUIRED ASSETS OVER COST

            Excess of acquired assets over cost in connection with the acquisition of Windsor Arts, Inc. is treated as negative goodwill and is amortized on the straight-line basis over five years.

      INCOME TAXES

            Prior to the Business Combination, Windsor and Janco were taxed for federal income tax purposes as S-Corporations, whereby the taxes related to their results were assessed to the individual shareholders and not the corporate entities. Pursuant to the Business Combination, the entities terminated their S-Corporation status. Accordingly, the combined entities now file consolidated corporate income tax returns under the C-Corporation status.

            Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse. As more fully discussed in Note 13, the Company has established a full valuation allowance for its net deferred tax assets.

      NET LOSS PER COMMON SHARE

            Net loss per common share was computed based upon the weighted-average number of common shares outstanding during the year. Common share equivalents are not included in the calculation based on their anti-dilutive effect.

      NEW ACCOUNTING STANDARDS

            The Company adopted Statement of Financial Accounting
      Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
      123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. The Company elected to continue using the intrinsic value method to account for the stock-based compensation plan. SFAS 123 requires companies electing to continue to use the intrinsic value method to make certain pro forma disclosures (see Note
      17).

2.    OPERATIONS

      NATURE OF OPERATIONS

            Bentley International, Inc., ("Bentley"), formerly
      Megacards, Inc., designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. Megacards, Inc. became Bentley in June 1996 as the Board of Directors believed that the change of the Corporate name would better reflect the broadening of the scope of the businesses of the Company. Windsor and Janco, which prior to the Business Combination were affiliated through common ownership, manufacture and distribute decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, the Company discontinued its Janco product line and its sports picture card business segment in order to reduce costs and to improve its liquidity position (see Note 3).

      BUSINESS COMBINATIONS

            Pursuant to an agreement dated April 29, 1996, the Company acquired all the outstanding shares of Alnick for $85,000. Alnick was an affiliated company prior to the acquisition. The acquisition was accounted for as a purchase.

            Pursuant to an agreement dated July 17, 1995, Bentley acquired all of the outstanding common stock of Windsor in exchange for 423,500 shares of Bentley's common stock and acquired all of the outstanding common stock of Janco for a nominal amount of cash (the "Business Combination").

            The Business Combination was accounted for as a reverse acquisition under the purchase method of accounting. Under this approach, the accounting for the transaction differs from the legal form of the transaction as described above. Therefore, Bentley is not assumed to be the acquiror in the Business Combination, but rather Windsor and Janco are. The historical financial statements have been restated for all periods prior to the Business Combination to include the combined results of operations and financial position of both Windsor and Janco due to the common ownership of Windsor and Janco prior to the Business Combination. Adjustments have been made to eliminate the impact of intercompany transactions. The components of shareholders' equity were stated in terms of Windsor's and Janco's shareholders' equity on a combined basis prior to the Business Combination with an adjustment to reflect the effects of the Business Combination on the equity components.

            The reverse acquisition was accounted for using the purchase method. Accordingly, the purchase price valued in the exchange at $1,930,339 was allocated to the assets acquired based on their estimated fair market values at the date of the transaction as follows:

      Cash                                                           $  135,725
      Accounts receivable                                             1,282,348
      Inventory                                                       3,471,711
      Property and equipment                                          2,309,683
      Other assets                                                      506,167
                                                                     ----------
        Total assets                                                  7,705,634
                                                                     ----------

      Accounts payable                                                1,063,380
      Long-term debt (including current portion)                        209,428
      Bank lines of credit                                            2,532,028
      Other current liabilities                                          82,185
      Capital lease obligation (including current portion)            1,888,274
                                                                     ----------
        Total liabilities                                             5,775,295
                                                                     ----------

                                                                     $1,930,339
                                                                     ==========

            The consolidated statements of operations include the results of operations of Bentley, International, Inc. from July 18, 1995 through December 31, 1995. The following selected pro forma information gives effect to the acquisition as if it had been effected as of the beginning of 1995:

      Net sales                                                       $25,058,641
      Net loss                                                         (1,383,524)
      Net loss per common share                                       $     (2.46)

      REVERSE STOCK SPLIT

            On July 8, 1996, the Company's Board of Directors authorized a one-for-six reverse stock split of the Company's common shares, and an increase in the par value, from $0.03 to $0.18. All share and per share amounts have been restated to retroactively reflect the reverse stock split.

3.    SALE OF BUSINESS SEGMENT AND DISCONTINUED LINE OF BUSINESS

      SALE OF BUSINESS SEGMENT

            In August 1996, the Board of Directors of the Company adopted a plan to restructure the sports picture cards business segment (Megacards). In September 1996, certain assets and liabilities, consisting primarily of inventory and equipment, were transferred to Legends, L.P. for a 30% limited partnership interest and a note in the principal amount of $110,000. Such transfer was partly a sale and partly a contribution to capital. There was no gain or loss on disposal, as net assets were either sold or transferred to Legends at their net book value, which approximated fair value. Legends, L.P. is in the sports picture card business and since the Company has a 30% equity interest in the limited partnership, the activity of the sports picture card business segment is part of continuing operations of the Company.

      DISCONTINUED LINE OF BUSINESS

            On December 27, 1996, Janco discontinued its operations due to historical losses and in an effort to reduce costs and improve overall corporate liquidity. Janco's operations represents a line of business within the decorative mirrors and framed pictures segment, and as such, the termination of operations is not considered discontinued operations of a business segment. Certain assets consisting of inventory and equipment were sold to a third party prior to December 31, 1996. The loss on disposition of Janco was $427,062. The net loss prior to the disposal date was $1,356,883. Net loss per share related to the operating loss and loss on disposal was $(2.41) and $(0.76), respectively.

            The following is a summary of net liabilities as of December 31, 1996 and results of operations of Janco for the year ended December 31, 1996 and 1995:

      ASSETS

      Cash                                            $  146,115
      Accounts receivable                                715,345
      Other current assets                                77,455
                                                      ----------

        TOTAL ASSETS                                     938,915
                                                      ----------

      LIABILITIES

      Accounts payable                                 1,356,533
      Note payable                                     1,209,000
      Other current liabilities                           30,232
      Long-term debt                                      36,635

        TOTAL LIABILITIES                              2,632,400
                                                      ----------

        NET LIABILITIES                               $1,693,485
                                                      ==========

                                                          1996           1995
                                                       -----------    ----------
      Sales                                            $ 5,022,354    $6,684,224
      Costs and expenses                                 6,806,299     6,888,879
                                                       -----------    ----------

        NET LOSS                                       $(1,783,945)   $ (204,655)
                                                       ===========    ==========

      NET LOSS PER SHARE                               $     (3.17)   $    (0.42)
                                                       ===========    ==========

            Subsequent to the balance sheet date, an involuntary bankruptcy case was filed against Janco by unsecured creditors as described in Note 20.

4.    NOTE RECEIVABLE

            The note receivable is due from an affiliated partnership (Legends, L.P.) in the amount of $110,000. Subsequent to year end, Legends paid the Company $44,000 in cash against the note. The note bears interest at 9.25% per annum and the balance is payable in full on August 31, 1997.

5.    INVENTORIES

      Inventories consist of:

      Finished goods                                               $  783,102
      Raw materials                                                   749,182
                                                                   ----------
                                                                    1,532,284

      Less:  Adjustment from FIFO to LIFO                             125,140
                                                                   ----------

                                                                   $1,407,144
                                                                   ==========

            If the FIFO basis had been used for all inventories, net loss for the years ended December 31, 1996 and 1995 would have increased by $32,419 in 1996 and decreased by $75,363 in 1995.

6.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of:

      Furniture and fixtures                                         $141,290
      Machinery and equipment                                          62,096
      Leasehold improvements                                          112,789
                                                                     --------
                                                                      316,175
      Less:  Accumulated depreciation and
        amortization                                                  119,783
                                                                     --------

                                                                     $196,392
                                                                     ========

            Depreciation and amortization charged against income from continuing operations amounted to $113,908 in 1996 and $234,415 in 1995.

7.    INVESTMENT IN PARTNERSHIP

            As discussed in Note 3, in September 1996, as part of the Company's plan to restructure its sports picture card business, Bentley transferred certain net assets of Megacards to Legends, L.P., a newly-organized New York limited partnership ("Legends"). Such transfer was partly a sale and partly a contribution to capital. As partial consideration for the transfer, Bentley received a 30% limited partnership interest. This investment is accounted for on the equity method of accounting.

            The investment was originally recorded at $286,936. The asset is considered to be permanently impaired due to the financial position of Legends. The impairment is estimated to be $236,936 based on an estimate of net realizable value less disposition costs. Condensed financial information of Legends, L.P. is unavailable and is not included in the Company's financial statements.

            The investment in Legends, amounting to $50,000 at December 31, 1996, is included in other assets on the consolidated balance sheet.

8.    NOTES PAYABLE

      Notes payable consist of:

          Borrowings under various lines of credit, secured by
          inventories, accounts receivable, equipment and personal
          guarantees of officers/shareholders, due on demand,
          bearing interest at rates ranging from 5.57% to prime plus
          1%, expiring at various dates through July 1997                   $1,068,036

          Notes payable -- shareholders, secured by collateral
          agreement subordinate to third party debt, bearing
          interest at the prime rate plus 2%, due July 1997                  1,314,000
                                                                            ----------

                                                                            $2,382,036
                                                                            ==========

            The Company's third party debt consists of various line of credit and term loan (see Note 9) agreements with several financial institutions. Borrowing availability is determined based on certain requirements in each agreement including the level of eligible accounts receivable and inventories. At December 31, 1996, the Company's subsidiaries had $1,995,000 of total available revolving credit of which $995,000 was outstanding. Also, the Company's sports picture card operation, Megacards, has a revolving line of credit with an original borrowing capacity of $5,000,000 that has subsequently been amended, whereby no additional borrowings can be made. The total balance outstanding at December 31, 1996 is $73,036.

            The agreements include certain covenants which require the Company to meet certain ratios and levels of tangible net worth and restrict the declaration and payment of dividends. As of December 31, 1996, the Company was not in compliance with certain of the restrictive covenants. The lenders have not issued waivers related to the noncompliance and can call the debt at any time. Subsequent to year end, management has either paid off or renegotiated these credit arrangements (see Note 20).

            Interest expense on notes payable to shareholders amounted to $138,880 and $143,861 in 1996 and 1995, respectively.

            The Company's weighted-average interest rate on borrowings under lines of credit was 8.37% and 9.73% in 1996 and 1995, respectively.

9.    LONG-TERM DEBT

            Long-term debt consists of a note payable to a bank, secured by inventories, accounts receivable, and equipment, payable in monthly installments of $2,520 including interest at 9.5%, with final payment due in June 1999.

10.   EXCESS OF ACQUIRED ASSETS OVER COST

            In November 1993, Windsor purchased certain operating assets of a company operating under the protection of the bankruptcy laws. The acquisition was accounted for as a purchase and the Company's equity in the assets acquired exceeded the purchase price by approximately $1,627,000. This excess of acquired assets over cost (so-called "negative goodwill") is being amortized over a five-year period.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      NOTE RECEIVABLE

            The carrying value of the note approximates fair value because of the short-term nature of the note.

      INVESTMENT IN PARTNERSHIP

            The Company owns a 30% interest in a limited partnership. There is no market for the partnership interest. Because of the financial position of the partnership, the investment is carried at original cost less a permanent impairment to reflect its fair value. The fair value was based upon an estimate of the investment's net realizable value.

      NOTES PAYABLE

            The carrying values approximate fair values because the stated interest rates primarily fluctuate with market interest rates and also due to the short-term nature of the notes.

      LONG-TERM DEBT

            The carrying amount approximates fair value because the interest rate approximates the current rate the Company could obtain for financing with similar terms, degree of risk and remaining maturities.

12.   DEFERRED COMPENSATION PLAN

            The Company has a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan also provides for non-elective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. There were no Company contributions to the 401(k) plan in 1996 or 1995.

13.   INCOME TAXES

            Prior to the Business Combination, Windsor and Janco had elected S-Corporation status and consequently were not subject to federal corporate income taxes. At the time of the Business Combination, the S-Corporation status was terminated and Windsor and Janco became taxable entities for federal income tax purposes. As discussed more fully below, the Company is in a net operating loss position and has established a full valuation allowance for any net operating loss carryforward benefits, as well as any other net deferred tax assets. Consequently, there is no provision for income taxes for 1996 or 1995.

            Deferred income taxes represent the effect of temporary differences between the tax basis of assets and liabilities and the amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also include the value of net operating loss carryforwards. Management has determined that based on the Company's history of prior operations and its expectations for the future, the net deferred tax assets of the Company may not be realizable, and consequently, a valuation allowance has been recognized to offset the otherwise recognizable net deferred tax assets. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities and the corresponding valuation allowance as of December 31, 1996 are as follows:

      Deferred Tax Assets
        Allowance for doubtful accounts                          $   108,000
        Inventories                                                   11,000
        Investment in limited partnership                             37,500
        Net operating loss carryforwards                           1,558,000
                                                                 -----------
            Gross Deferred Tax Assets                              1,714,500

      Deferred Tax Liability - LIFO Inventory                       (224,000)
                                                                 -----------
      Net Deferred Tax Asset                                       1,490,500

      Valuation Allowance                                         (1,490,500)
                                                                 -----------

                                                                 $        --
                                                                 ===========

            At December 31, 1996, the Company has available net operating loss carryforwards to reduce future taxable income of approximately $4,328,000 which expire in varying amounts through 2011. Certain of the available net operating loss carryforwards relate to operations prior to the Business Combination and are limited as to their use by the separate return limitation regulations. As of December 31, 1996, approximately $1,000,000 of the net operating loss carryforwards are limited by such regulations. As a result of the ownership change in connection with the Business Combination, these net operating loss carryforwards are also limited in their use on an annual basis pursuant to section 382 of the Internal Revenue Code of 1986, as amended.

14.   RELATED PARTY TRANSACTIONS

      CAPITAL LEASE

            The Company had a capital lease agreement with an affiliated company for its sports picture card warehouse and processing facility in Erie, Pennsylvania until April 29, 1996, when the Company acquired all of the outstanding shares of the affiliated company. Upon purchase of the affiliated entity, the capital lease obligation was terminated. The Company subsequently sold the building.

      SUBLEASE RETAIL SPACE

            The Company leases retail space (see Note 16) under an operating lease which expires on February 28, 2001. In October 1995, the Company sold its inventory related to this retail store operation and entered into a sublease for the space with a corporation whose shareholders include a family member of a Director of the Company. The sublease runs from January 1, 1996 through June 30, 1999. In consideration for the sale, the Company received a note for $90,000 which was paid as of December 31, 1996.

      OTHER

            Windsor paid Lloyd R. Abrams a $2,000 per month allowance beginning December 1996 for use of a condominium in Newport Beach, California. The arrangement may be terminated by either party.

            Included in other current assets on the balance sheet at December 31, 1996 are advances to an affiliated partnership (Legends) of $45,505.

15.   STATEMENT OF CASH FLOWS

            In September 1996, the Company transferred certain net assets of its sports picture card segment for a 30% limited partnership interest in Legends, L.P., a newly formed limited partnership, and a note for $110,000. The net amounts transferred are as follows:

      Inventory                                                      $ 556,069
      Equipment                                                        283,198
      Accounts payable                                                (396,826)
                                                                     ---------
                                                                       442,441
      Less: Note receivable                                           (110,000)
            Advances receivable                                        (45,505)
                                                                     ---------

      Net Assets Transferred                                         $ 286,936
                                                                     =========

            In April 1996, the Company terminated a capital lease agreement for its sports picture card warehouse and processing facility when the Company acquired the lessor. The Company wrote off property under the capital lease of $1,380,299 and the capital lease obligation of $1,889,007.

16.   COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

            The Company is a party to various legal proceedings. An involuntary bankruptcy case was filed against Janco subsequent to the balance sheet date as discussed in Note 20.

            On January 10, 1996, the Company filed suit in the U.S. District Court, Eastern District of Missouri against Stephen G. Callendrella and Aztec Capital Corporation, a Colorado corporation (collectively, the "Defendants"), seeking an unspecified amount of damages for alleged violations of Section 13(d) of the Securities Exchange Act of 1934, as amended, and acts of common law fraud in connection with the Defendants' purchase of the Company's Common Stock. Moreover, the Company sought declaratory judgment relief with respect to any causes of action arising in connection with the Business Combination under federal securities and state laws.

            On February 12, 1996, the Defendants filed suit (the "Countersuit") in the U.S. District Court, District of Colorado against one current and five former directors of the Company alleging, among other things, breaches of their fiduciary duties to the Company in connection with the Business Combination. The Company was not named as a defendant in the Countersuit, however, the Company has certain obligations to indemnify and hold harmless the defendants named in the Countersuit. The Company intends to defend vigorously the Countersuit on behalf of the indemnified individuals. Pursuant to the Company's motion to transfer, the Countersuit was transferred to the U.S. District Court, Eastern District of Missouri and consolidated with the related litigation pending there. At the present time, the Company is unable to evaluate the potential risk of loss.

            The other legal proceedings are not deemed to have a material adverse affect on the financial position of the Company at this time. However, the impact of these proceedings could change in the future.

      LEASE COMMITMENT

            The Company leases office, production facility, showroom facility and retail space under operating leases which expire over the next five years. Certain of these leases provide for standard annual increases in base rent. Total rent expense under all operating leases was $447,909 in 1996 and $519,046 in 1995.

            The future minimum annual rentals under the lease are as follows:

                             TOTAL                                 NET
                             LEASE             SUBLEASE           LEASE
                          COMMITMENTS           INCOME         COMMITMENTS
                          -----------          --------        -----------
      1997                  $396,781           $32,850        $  429,631
      1998                   361,590            34,200           395,449
      1999                   136,449                --           136,449
      2000                    65,631                --            65,631
      2001                    34,200                --            34,200
                            --------           -------        ----------

                            $994,651           $67,050        $1,061,360
                            ========           =======        ==========

17.   STOCK OPTION PLAN

            The Company has a Stock Option Plan (the "Plan") which provides for granting to eligible employees, officers and consultants of the Company, options to purchase a maximum of 350,000 shares of the Company's common stock. The Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, as well as the granting of nonqualified stock options. All options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and a maximum term of ten years.

            The Board of Directors of the Company may, in its sole discretion, amend or terminate the Plan at any time, provided, however, that it may not, without shareholder approval, change
      (a) the maximum number of shares for which options may be granted under the Plan; (b) the minimum option price; (c) the maximum period during which an option may be granted or exercised; or (d) the eligibility provisions regarding employees to whom options may be granted.

            The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method set forth under SFAS 123, the Company's net loss and net loss per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

      Net Loss
        As reported                                              $(1,252,694)
        Pro forma                                                 (1,278,418)

      Net Loss Per Common Share
        As reported                                              $     (2.23)
        Pro forma                                                      (2.27)

            The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of zero percent; expected volatility of 63.95; risk-free interest rate of 8.5 percent; and expected lives of 1 to 3 years. The weighted-average fair value of options granted was $0.79 for the year ended December 31, 1996.

            A summary of stock option activity for 1996 is as follows (adjusted for the one-for-six reverse stock split):

                                                             PLAN           NON-PLAN
                                                            OPTIONS         OPTIONS
                                                            -------         --------
      Outstanding on January 1                              18,205           4,556
      Granted                                                   --          29,999
      Exercised                                                 --              --
      Forfeited/expired                                    (15,816)         (4,556)
                                                           -------          ------
      Outstanding on December 31                             2,389          29,999
                                                           -------          ------
      Exercisable on December 31                                --              --
                                                           -------          ------

      Shares available on December 31 for
        options that may be granted                          2,389          29,999
                                                           -------          ------

18.   BUSINESS SEGMENTS

            The Company currently classifies its manufactured products into two core business segments: (a) sports picture cards and (b) decorative mirrors and pictures. Information concerning the Company's business segments is as follows:

                                                                       DECORATIVE MIRRORS AND
                                      SPORTS PICTURE CARDS                 FRAMED PICTURES
                                     1996             1995              1996            1995
                                     ----             ----              ----            ----
   Identifiable assets           $   67,975        $5,710,556       $ 4,391,491      $ 6,649,779
   Net sales                      3,482,730         3,695,261        16,652,376       16,676,324
   Operating (loss) income         (672,145)         (545,842)         (618,411)         198,556
   Capital expenditures               4,824            15,534           116,390          242,185
   Depreciation and amortization     28,315           171,101          (239,637)        (261,916)

            Included in the depreciation and amortization of the decorative mirrors and framed pictures segment is $325,230 related to the amortization of negative goodwill in 1996 and 1995 (see Note 10).

19.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

            During 1996, sales to one customer approximated 14% of total net sales. Accounts receivable from the customer amounted to approximately $373,000 at December 31, 1996. Four customers represented approximately 43% of total net sales during 1995.

20.   SUBSEQUENT EVENTS

            On January 14, 1997, Windsor entered into a credit and security agreement with Norwest Business Credit, Inc. The Company obtained a $2,000,000 line of credit expiring December 1, 1998. The interest rate is 1.5% over the prime rate and is payable in arrears on the first day of each month and on the termination date. The line of credit balance is secured by Windsor's equipment, general intangibles, inventory and receivables and is subject to various debt covenants.

            On January 24, 1997, an involuntary bankruptcy case was filed against Janco, and on February 18, 1997, Janco consented to the involuntary filing, so that it is now a Chapter 7 debtor. The case is pending in the United States Bankruptcy Court for the Eastern District of Missouri in St. Louis.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------      ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            On October 9, 1996, the Company dismissed the accounting firm of Deloitte & Touche, LLP as its principal independent accountant. The former principal accounting firm's report on the financial statements for each of the past two years contained a qualification with respect to the Company's ability to operate as a going concern. The Company's Board of Directors approved the decision to change accounting firms. There were no disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

            On October 9, 1996, the Registrant engaged the accounting firm of Rubin, Brown, Gornstein & Co., LLP as its principal independent accountant.

                                  PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------      --------------------------------------------------

            The name, age, principal occupation or position and other directorships with respect to the directors and executive officers of the Company is set forth below.

            Lloyd R. Abrams, 43, has served as President, Chief Executive Officer and director of the Company since July 1995. Since November 1993 he has served as President of Windsor. For more than three years prior to joining Windsor, he was President of Abrams, Rothman & Company, a real estate development firm.

            Janet L. Salk, 39, has served as a director of the Company since July 1995. Ms. Salk principally has engaged in family, civic and charitable activities for more than the past five years. Ms. Salk is the spouse of Lloyd R. Abrams.

            Robert L. Wolfson, 79, has served as Chairman of the Board of the Company since October 1991 and prior to such time he served as an unpaid consultant to the Company. Mr. Wolfson has been President of Wolfson Capital Ventures, Ltd., a private investment firm, for more than the past five years.

            Ramakant Agarwal, 42, has served as Chief Financial Officer of Windsor since August 1996 and Chief Financial Officer of the Company since January 1997. From April 1996 to July 1996, Mr. Agarwal served as a consultant to Retix, Inc., an internet hardware, software and telecommunications company. From January 1993 to February 1996, Mr. Agarwal served as Vice President of Finance and Corporate Planning for Sun West Mortgage Company, Inc., a non-supervised mortgage company. From January 1992 to December 1992, Mr. Agarwal served as Chief Financial Officer of DXL USA, Inc., a developer of specialized mass flow controllers for semi-conductor manufacturing equipment.

       SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During 1996, to the best of the Company's knowledge, all Section 16(a) filing requirements applicable to Reporting Persons were complied with except that Ramakant Agarwal failed to file timely a Form 3 upon becoming an executive officer of the Company. Mr. Agarwal did not beneficially own any shares of the Company in 1996.

ITEM 10.    EXECUTIVE COMPENSATION
-------     ----------------------

            The following table sets forth the compensation of the named executive of the Company for each of the last three years:

                                                     SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                                  -------------------                         ----------------------
                                                                                                   SECURITIES
                                                                                      RESTRICTED   UNDERLYING
                                                                        OTHER ANNUAL    STOCK       OPTIONS/      ALL OTHER
                                           SALARY           BONUS       COMPENSATION    AWARDS        SARs       COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      ($)             ($)             ($)          ($)          (#)           ($)
---------------------------        ----    ------           -----       ------------  ----------   ----------    ------------
Lloyd R. Abrams                    1996   265,000             --             --           --           --             --
  President and Chief              1995    85,095             --             --           --           --             --
  Executive Officer                1994        --             --             --           --           --             --

-------------------
<F1>  Mr. Abrams became an executive officer of the Company in July 1995.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------     --------------------------------------------------------------

            The following table sets forth the beneficial ownership of shares of the Company's Common Stock as of April 29, 1997 held by: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each person who is a director; and (iii) all the Company's directors and officers as a group. Unless otherwise indicated, all shares are held with sole voting and investment power.

              NAME AND ADDRESS                         SHARES OWNED<F1>      PERCENT OF CLASS<F1>
              ----------------                         ----------------      --------------------
Group comprised of Lloyd R.
   Abrams, Richard B. Rothman
   and Leo M. Rodgers (the "Voting Trust Group")
   9719 Conway Road
   St. Louis, Missouri 63124                              423,500<F2>                  75.27%

Lloyd R. Abrams as Voting Trustee
   of the Voting Trust, dated July 17, 1995
   9719 Conway Road
   St. Louis, Missouri 63124                              423,500<F2><F3>              75.27

Lloyd R. Abrams
   9719 Conway Road
   St. Louis, Missouri 63124                              256,200<F2><F3>              45.54

Richard B. Rothman
   120 South Central Avenue
   10th Floor, Chromalloy Plaza
   St. Louis, Missouri 63105                               84,700<F4>                  15.05

Leo M. Rodgers
   7167 Westmoreland Drive
   St. Louis, Missouri 63130                               89,783<F4><F5>              15.96

Robert L. Wolfson
   14 South Bemiston Road
   Clayton, Missouri 63105                                  6,667<F6>                   1.18

Janet L. Salk
   9719 Conway Road
   St. Louis, Missouri 63124                                   --                         --

Ramakant Agarwal
   9101 Perkins Street
   Pico Rivera, California 90660                               --                         --

All directors and executive officers as a group
   (4 persons)                                            432,267<F5>                  76.83

------------------------

<F1>  Each beneficial owner's percentage ownership is based upon 562,624 shares of the Company's Common Stock issued and outstanding as of April 29, 1997 and is determined by assuming options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of April 29, 1997 have been exercised.

<F2>  In a Statement on Schedule 13D (the "Schedule 13D") filed with the
      Securities and Exchange Commission (the "SEC") by the Voting Trust Group and its members, the Voting Trust Group has reported that 423,500 shares of the Company's Common Stock were issued to the Voting Trustee under the Voting Trust Agreement. Under the Voting Trust Agreement, Mr. Abrams retains voting power over shares of the Company's Common Stock deposited therein.

<F3>  In a Form 5 dated January 27, 1997, Mr. Abrams reported that certain shares of the Company's Common Stock attributed to him are beneficially owned by him as trustee of each of The Abrams Family Trust, The Stacey, Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust in the amounts of 169,400 shares, 44,450 shares and 42,350 shares, respectively. Mr. Abrams has sole investment power over all such shares of the Company's Common Stock.

<F4>  In the Schedule 13D, Mr. Rothman and Mr. Rodgers reported that, shares of the Company's Common Stock issued pursuant to the Agreement that are attributable to Mr. Rothman and Mr. Rodgers were issued in the name of the Voting Trustee. Under the Voting Trust Agreement, the Voting Trustee retains voting power of shares of the Company's Common Stock deposited therein. Mr. Rothman and Mr. Rodgers retain investment power with regard to the number of shares of the Company's Common Stock attributed to each of them.

<F5>  In a Form 5 dated February 14, 1997, Mr. Rodgers reported that he beneficially owns 89,783 shares of the Company's Common Stock.

<F6>  Includes 6,667 shares of the Company's Common Stock issuable upon exercise of stock options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------     ----------------------------------------------

            The Company's executive compensation program is administered under the direction of the Board of Directors. Mr. Abrams is a member of the Board of Directors and serves as an executive officer of the Company.

            Until April 1996, the Company had leased its Erie, Pennsylvania production facility pursuant to a Project Sublease, dated as of February 4, 1991 (the "Sublease"), with Alnick Realty Co. ("Alnick"). Mr. Wolfson was a shareholder of Alnick. The Sublease was for a minimum term expiring
January 2006. The Sublease originally provided for a base rental of $375,000 per year, subject to increase under certain circumstances based upon the minimum employment level requirements specified in Alnick's industrial development loan. The Company also was obligated under the Sublease to pay Alnick additional rent equal to the amount of ad valorem taxes which would be payable on the property if it were subject to such taxes and to pay all real estate taxes and insurance on the property. Subsequent to the Business Combination, Alnick agreed to reduce the rent payments payable under the Sublease to an amount equal to the sum of: (i) the debt payments to be made by Alnick on the underlying debt attributable to the property; and (ii) all out-of-pocket tax liability incurred by the Alnick shareholders as a result of rent payments by the Company in view of Alnick's status as an S-Corporation for income tax purposes. Additionally, Alnick agreed to waive all accrued but unpaid rents (aggregating $250,000) which accrued prior to July 17, 1995. On April 29, 1996, the Company purchased the outstanding shares of Alnick's capital stock for $85,000, sold Alnick's and its interests in the Erie, Pennsylvania production facility and terminated its obligations under the Sublease.

            The Company and its subsidiaries borrowed money from certain principal shareholders subject to notes in the aggregate amount of $1,314,000 which bear interest at prime plus 2% (10.25% at December 31, 1996) with principal due on July 17, 1997. Interest expense on these secured notes was $138,880 in 1996.

            Windsor pays Mr. Abrams an allowance of $2,000 per month for use of a condominium located in Newport Beach, California which is owned by The Janet L. Salk Children's Trust.

                                   PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a)         Exhibits:

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   3.1      Restated Articles of Incorporation of Registrant filed as Exhibit
            No. 3.1 to Registrant's Registration Statement on Form S-18
            (Reg. No. 33-42393C) are incorporated herein by this reference.

   3.2      By-laws of Registrant as currently in effect filed as Exhibit No.
            3.2 to Registrant's Registration Statement on Form S-18 (Reg.
            No. 33-42393C) are incorporated herein by this reference.

   3.3      Amendment to Restated Articles of Incorporation filed as Exhibit
            3.3 to Registrant's Form 10-K for the year ended December 31,
            1995 is incorporated herein by this reference.

   4.1      Form of Certificate for Common Stock filed as Exhibit No. 4.1 to
            Registrant's Registration Statement on Form S-18 (Reg. No.
            33-42393C) is incorporated herein by this reference.

   4.2      Form of Warrant Agreement for Underwriter's Warrants filed as
            Exhibit No. 4.2 to Registrant's Registration Statement on Form
            S-18 (Reg. No. 33-42393C) is incorporated herein by this reference.

   9.1      Voting Trust Agreement, dated July 17, 1995, by and among Lloyd
            Abrams, as Voting Trustee, Richard B. Rothman, Lloyd R. Abrams as Trustee of each of the Abrams Family Trust, The Stacey Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk
            Children's Trust filed as Exhibit 9.1 to Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.1     Megacards Stock Option Plan filed as Exhibit No. 10.1 to
            Registrant's Form 10-K for the year ended December 31, 1991 is incorporated herein by this reference.

   10.2     Project Sublease, dated February 4, 1991, between Registrant and
            Alnick Realty Co., filed as Exhibit No. 10.4 to Registrant's
            Registration Statement on Form S-18 (Reg. No. 33-42393C) is incorporated herein by this reference.

   10.3 Form of Demand Note, dated June 1991, made by Registrant in favor of Alnick Realty Co. filed as Exhibit No. 10.8 to Registrant's
            Registration Statement on Form S-18 (Reg. No. 33-42393C) is incorporated herein by this reference.

   10.4     Loan Agreement, dated September 5, 1990, by and among Registrant,
            Alnick Realty Co. and Marine Bank filed as Exhibit No. 10.11 to
            Registrant's Registration Statement on Form S-18 (Reg. No.
            33-42393C) is incorporated herein by this reference.

   10.5     Form of Option Agreements between Registrant and Andrew S.
            Wolfson and M. Erwin Bry III filed as Exhibit No. 10.14 to
            Registrant's Registration Statement on Form S-18 (Reg. No.
            33-42393C) are incorporated herein by this reference.

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   10.6     Credit Enhancement Agreement, dated August 7, 1991, between
            Registrant and Alnick Realty Co. filed as Exhibit No. 10.15 to
            Registrant's Registration Statement on Form S-18 (Reg. No.
            33-42393C) is incorporated herein by this reference.

   10.7     Leases between 123 Main Street Corporation and Bentley
            International, Inc. filed as Exhibit No. 10.17 to Registrant's
            Registration Statement on Form S-18 (Reg. No. 33-42393C) are incorporated herein by this reference.

   10.8 Lease Amendment, dated August 22, 1991, by and between Registrant and Alnick Realty Co., filed as Exhibit No. 10.20 to
            Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.9     Lease, dated October 1, 1991, between Fitz-Randolph Labagh
            Properties, Inc. and Registrant, filed as Exhibit No. 10.22 to
            Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.10    Lease, dated December 1, 1991, between Fitz-Randolph Labagh
            Properties, Inc. and Registrant, filed as Exhibit No. 10.23 to
            Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

   10.11    Lease, dated October 29, 1993, between Hycel Partners I, L.P. and
            Registrant filed as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 1993 is incorporated herein by this reference.

   10.12    Lease, dated July 15, 1993, between Fitz-Randolph Labagh
            Properties Inc. and Registrant filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1993 is incorporated herein by this reference.

   10.13 First Amendment to Lease, dated September 15, 1993, by and between John Hancock Mutual Life Insurance Company and
            Registrant filed as Exhibit 10.31 to the Registrant's Form 10-K for the year ended December 31, 1993 is incorporated herein by this reference.

   10.14 Agreement, dated as of July 17, 1995, by and among Registrant, Leo M. Rodgers, Richard B. Rothman, The Abrams Family Trust,
            The Stacey Kevin and Meredith Trust dated 12/1/91 and The Janet
            L. Salk Children's Trust and Lloyd R. Abrams as Voting Trustee under that certain Voting Trust Agreement dated July 17, 1995 by and among Richard B. Rothman, Lloyd R. Abrams as Trustee of each of the Abrams Family Trust, The Stacey Kevin and Meredith
            Trust dated 12/1/91 and The Janet L. Salk Children's Trust filed as Exhibit 2.1 and to the Registrant's Form 8-K dated
            July 24, 1995 is incorporated herein by this reference.

   10.15    Second Lease Amendment, dated July 17, 1995, by and between
            Registrant and Alnick Realty, Co. filed as Exhibit 10.26 to
            Registrant's Form 10-K for the year ended December 31, 1996 is incorporated herein by this reference.

   10.16    Third Lease Amendment, dated September 5, 1995, by and between
            Registrant and Alnick Realty, Co. filed as Exhibit 10.37 to
            Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   10.17    Seventh Amendment to Revolving Credit Loan Agreement, dated as of
            July 17, 1995, by and between Registrant and Mark Twain Bank filed as Exhibit 10.38 to Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this
            reference.

   10.18 Promissory Note, dated July 17, 1995, in the principal amount of $500,000 payable by Windsor to Lloyd R. Abrams, Trustee of the
            Janet L. Salk Children's Trust filed as Exhibit 10.18 to
            Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.19 Promissory Note, dated July 17, 1995, in the principal amount of $400,000 payable by Windsor to Lloyd R. Abrams, Trustee of the
            Janet L. Salk Children's Trust filed as Exhibit 10.19 is incorporated herein by this reference.

   10.20 Promissory Note, dated July 17, 1995, in the principal amount of $90,000 payable by Janco to Richard B. Rothman, Trustee U/A of
            Richard B. Rothman Trust dated 2/27/87 filed as Exhibit 10.20 of the Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.21 Promissory Note, dated July 17, 1995, in the principal amount of $37,500 payable by Janco to The Richard B. Rothman QTIP Trust,
            Patricia B. Rothman, Trustee filed as Exhibit 10.21 of the
            Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference. is incorporated herein by this reference.

   10.22 Promissory Note, dated July 17, 1995, in the principal amount of $37,500 payable by Janco to Richard B. Rothman, Trustee of the
            Winter Trust filed as Exhibit 10.44 is incorporated herein by this reference.

   10.23 Promissory Note, dated July 17, 1995, in the principal amount of $37,500 payable by Janco to Richard B. Rothman, Trustee of the
            Winter Trust filed as Exhibit 10.44 is incorporated herein by this reference.

   10.24 Promissory Note, dated July 17, 1995, in the principal amount of $70,000 payable by Janco to Lloyd Abrams, Trustee of The Abrams
            Family Trust filed as Exhibit 10.24 to the Registrant's Form
            10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.25 Promissory Note, dated July 17, 1995, in the principal amount of $140,000 payable by Janco to Lloyd Abrams, Trustee of The
            Abrams Family Trust filed as Exhibit 10.24 to the Registrant's
            Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.26 Revolving Credit Loan Agreement, dated February 29, 1996, in the principal amount of $500,000 payable by Janco to Lloyd Abrams, Trustee, the Janet L. Salk Children's Trust filed as Exhibit
            No. 10.26 to Registrant's Annual Report on Form 10-K (Reg. No.
            33-42393C) is incorporated herein by this reference.

   10.27    Sublease Agreement, dated October 9, 1995, by and between Bentley
            International, Inc. and Jeanandy, Inc., filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the ear ended December 31, 1995 is incorporated herein by this reference.

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   10.28    Asset Purchase Agreement, dated October 9, 1995, by and between the Registrant and Jeanandy, filed as Exhibit No. 10.28 to the
            Registrant's Annual Report on Form 10-K for the ear ended
            December 31, 1995 is incorporated herein by this reference.

   10.29 Agreement of Sale, dated March 20, 1996, by and between the Registrant, Alnick Realty Co. and Transportation Investment
            Group, filed as Exhibit No. 10.29 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.30    Letter Agreement, dated March 20, 1996, by and between the
            Registrant and Alnick Realty Co. filed as Exhibit No. 10.30 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1995 is incorporated herein by this reference.

   10.31 Industrial Modified Gross Lease, dated September 15, 1995, by and between Janco Designs, Inc. and Tele/Systems Investments,
            L.L.C. filed as Exhibit No. 10.31 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

   10.32 Agreement to Form Joint Venture dated September 13, 1996, by and among Excell Recycling, Inc.; Quality Baseball Cards, Inc. and
            Bentley International, Inc. filed as Exhibit 2.1 to the
            Registrant's Current Report on Form 8-K dated September 27,
            1996 is incorporated by this reference.

   10.33    Limited Partnership Agreement Legends, LP dated September 12,
            1996, by and among Excell Recycling, Inc.; Quality Baseball
            Cards, Inc. and Bentley International, Inc. filed as Exhibit
            2.2 to the Registrant's Current Report on Form 8-K dated
            September 27, 1996 is incorporated by this reference.

   10.34    Eighth Amendment to Revolving Credit Loan Agreement, dated as of
            April 1, 1997, by and between Registrant and Mark Twain Bank is filed herewith.

   10.35    Tenth Amendment to Revolving Credit Loan Agreement, dated as of
            September 13, 1997, by and between Registrant and Mark Twain
            Bank is filed herewith.

   10.36    Credit and Security Facility by and between Windsor Art, Inc. and
            Norwest Business Credit, Inc. dated January 14, 1997 is filed herewith.

   24.1     Consent of Rubin, Brown, Gornstein & Co. LLP is filed herewith.

   24.2     Consent of Deloitte & Touche, LLP is filed herewith.

   99.1 Independent Auditor's Report of Rubin, Brown, Gornstein & Co. LLP containing financial statements for the Year Ended December 31, 1994 of Janco Designs, Inc. is filed herewith.

(b)         Reports on Form 8-K:

            On October 15, 1996, the Registrant filed a Current Report on Form 8-K reporting a change in the Registrant's certifying accountant as required by Item 4 of Form 8-K.

                             SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BENTLEY INTERNATIONAL, INC.
                                                   (Registrant)


                                    By         /s/ Lloyd R. Abrams
                                      --------------------------------------
                                          Lloyd R. Abrams, President and
                                             Chief Executive Officer

Date:  May 31, 1997

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                           Date
---------                           -----                                           ----

/s/ Lloyd R. Abrams                 Director and Principal Accounting Officer       May 31, 1997
--------------------------------
Lloyd R. Abrams


/s/ Robert L. Wolfson               Director and Chairman                           May 31, 1997
--------------------------------
Robert L. Wolfson


/s/ Janet L. Salk                   Director                                        May 31, 1997
--------------------------------
Janet L. Salk