Form 10QSB
period 1997-03-31
BENTLEY INTERNATIONAL INC
filed 1997-08-14
CIK 878838

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark one)
/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ------------- to ------------

Commission file number:  0-19503

                          BENTLEY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                MEGACARDS, INC.
                          (Former name of registrant)

                Missouri                                       43-1325291
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

            9719 Conway Road
          St. Louis, Missouri                                     63124
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:  (314) 569-1659

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /.

On August 12, 1997, the registrant had 562,624 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one): Yes / / No /X/.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                           INDEX
                                                                                       Page
                                                                                       ----
PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.               Consolidated Financial Statements                                  3

                      Consolidated Balance Sheets -- March 31, 1997 and
                      December 31, 1996                                                  3

                      Consolidated Income Statements -- Three Months Ended
                      March 31, 1997 and 1996                                            4

                      Consolidated Statements of Cash Flows -- Three Months Ended
                      March 31, 1997 and 1996                                            5

                      Notes to Consolidated Financial Statements                         6

ITEM 2.               Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                              8

ITEM 3.               Litigation                                                        13


PART II -- OTHER INFORMATION

ITEM 6.               Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                               14



PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
                                                                         March 31,      December 31,
                                                                           1997             1996
                                                                        -----------     ------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
         Cash                                                           $   299,486     $   349,799
         Accounts receivable (net of allowance for
            returns and doubtful accounts of $288,562
            and $300,120, respectively)                                   1,626,170       2,499,570
         Note receivable                                                     66,000         110,000
         Inventories                                                      1,372,059       1,407,144
         Other current assets                                                69,704         130,168
                                                                        -----------     -----------
         Total current assets                                             3,433,419       4,496,681

         Equipment and leasehold improvements                               203,197         196,392
         Other assets                                                        69,800          69,800
                                                                        -----------     -----------
TOTAL ASSETS                                                            $ 3,706,416     $ 4,762,873
                                                                        ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                          $ 2,169,361     $ 2,519,654
         Notes payable                                                    1,501,798       2,382,036
         Current portion of long-term debt                                       --          30,232
                                                                        -----------     -----------
         Total current liabilities                                        3,671,159       4,931,922

LONG-TERM DEBT                                                                   --          36,635
EXCESS ACQUIRED ASSETS OVER COST                                            542,051         623,358

SHAREHOLDERS' EQUITY (DEFICIT):
         Preferred stock, $0.01 par value; 1,000,000 shares
            authorized; none issued or outstanding                               --              --
         Common stock, $0.18 par value; 10,000,000 shares
            authorized; issued and outstanding, 562,624                     101,272         101,272
         Additional paid-in capital                                       1,905,297       1,905,297
         Accumulated deficit                                             (2,513,363)     (2,835,611)
                                                                        -----------     -----------
         Total shareholders' equity (deficit)                              (506,794)       (829,042)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 3,706,416     $ 4,762,873
                                                                        ===========     ===========

---------------
See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                                       Three Months Ended March 31,
                                                     --------------------------------
                                                        1997                  1996
                                                     ----------            ----------
Net sales                                            $3,105,361            $5,471,781

Cost of sales                                         2,073,268             4,569,712
                                                     ----------            ----------

      Gross margin                                    1,032,093               902,069

Selling, general and administrative expenses            794,664             1,545,770
                                                     ----------            ----------

      Income (loss) from operations                     237,429              (643,701)

Interest expense                                        (53,516)             (174,821)

Other income                                            138,333                 3,005

Net income (loss)                                    $  322,246            $ (815,517)
                                                     ==========            ==========

Net income (loss) per common share                   $     0.57            $    (1.45)

Weighted-average number of
      common shares outstanding                         562,624               562,624




---------------
See notes to financial statements.


BENTLEY INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                 1997                 1996
                                                               ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $ 322,246            $(815,517)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                               14,206              124,403
      Amortization of excess of acquired
         assets over cost                                        (81,307)             (81,307)
      Net changes in assets and liabilities:
         Accounts receivable                                     873,400              509,767
         Inventories                                              35,085              827,498
         Other assets                                             60,465             (180,333)
         Accounts payable and other liabilities                 (350,372)             151,073
                                                               ---------            ---------

Net cash provided by (used in) operating activities              873,723             (535,584)
                                                               ---------            ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (21,010)            (123,390)
Proceeds from notes receivable                                    44,000                   --
                                                               ---------            ---------

Net cash provided by (used in) investing activities               22,990             (123,390)
                                                               ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit                                 (807,202)            (704,511)
Payments on long-term debt                                       (66,867)                  --
Proceeds from (payments on) notes payable                        (72,957)             190,000
                                                               ---------            ---------

Net cash used in financing activities                           (947,026)            (514,511)
                                                               ---------            ---------


NET DECREASE IN CASH                                             (50,313)            (102,317)

CASH, BEGINNING OF PERIOD                                        349,799              245,911
                                                               ---------            ---------


CASH, END OF PERIOD                                            $ 299,486            $ 143,594
                                                               =========            =========

Supplemental Disclosure of cash flow information
Interest paid                                                  $  50,418            $ 121,303


---------------
See notes to financial statements.

                      BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997 AND 1996


1.    GOING CONCERN BASIS

      The financial statements of Bentley International, Inc. (the "Company" formerly known as Megacards, Inc.) for the year ended December 31, 1996 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operating losses in 1996 along with the bankruptcy of the Company's Janco Designs, Inc. ("Janco") subsidiary in 1997 indicate that the Company may experience difficulty in generating sufficient cash to meet its obligations as they become due. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

      The Company has pursued a strategy of enhancing liquidity by reducing and closely monitoring expenses, downsizing where feasible, and combining or eliminating certain businesses to achieve economies of scale and capitalize on shared administrative functions and distribution outlets. The operations of the unprofitable subsidiaries and divisions have been terminated. Bentley's sole operating subsidiary, Windsor Art, Inc. ("Windsor"), is currently operating profitably and generating a positive cash flow.

      The accompanying interim consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-QSB for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997

2.    BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of Bentley and its wholly-owned subsidiaries, Windsor, Janco and Alnick Realty Company, Inc. ("Alnick"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

3.    OPERATIONS

      NATURE OF OPERATIONS

      Bentley designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. Megacards, Inc. became Bentley in June 1996 as the Board of Directors believed that the change of the corporate name would better reflect the broadening of the scope of the Company's businesses. Windsor and Janco, which prior to the Business Combination (as defined below) were affiliated through common ownership, manufactured and distributed decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, the Company discontinued its Janco product line and its sports picture card business segment in order to reduce costs and to improve its liquidity position (see Note 5).

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

4.    REVERSE STOCK SPLIT

      On July 8, 1996, the Company's Board of Directors authorized a one-for-six reverse stock split of the Company's common shares, and an increase in the par value, from $0.03 to $0.18. All share and per share amounts have been restated to reflect retroactively the reverse stock split.

5.    SALE OF BUSINESS SEGMENT AND DISCONTINUED LINE OF BUSINESS

      SALE OF BUSINESS SEGMENT

      In August 1996, the Board of Directors of the Company adopted a plan to restructure the sports picture cards business segment (Megacards). In September 1996, certain assets and liabilities, consisting primarily of inventory and equipment, were transferred to Legends, L.P. for a 30% limited partnership interest and a note in the principal amount of $110,000, of which $44,000 has been repaid. Such transfer was partly a sale and partly a contribution to capital. There was no gain or loss on disposal, as net assets were either sold or transferred to Legends at their net book value, which approximated fair value. Legends, L.P. is in the sports picture card business and since the Company has a 30% equity interest in the limited partnership, the activity of the sports picture card business segment is part of the continuing operations of the Company.

      DISCONTINUED LINE OF BUSINESS

      On December 27, 1996, Janco discontinued its operations due to historical losses and in an effort to reduce costs and improve overall corporate liquidity. Janco's line of business was within the decorative mirrors and framed pictures segment, and as such, the termination of operations is not considered discontinued operations of a business segment. Certain assets consisting of inventory and equipment were sold to a third party prior to December 31, 1996.

      In February 1997, an involuntary bankruptcy petition was filed against Janco by unsecured creditors.

6.    NOTES PAYABLE AND LONG-TERM DEBT

                                                               March 31, 1997           December 31, 1996
                                                               --------------           -----------------
      Notes payable and long-term debt consist of:

           Borrowings under various lines of credit,
           secured by inventories, accounts receivable,
           equipment and personal guarantees of
           officers/shareholders, due on demand,
           bearing interest at prime plus 1.5%,
           expiring at January 1997                              $1,087,798                 $1,068,036

           Notes payable -- shareholders, secured by
           collateral agreement subordinate to third
           party debt, bearing interest at the prime
           rate plus 2%, due July 1997                              414,000                  1,314,000
                                                                 ----------                 ----------
                                                                 $1,501,798                 $2,450,903
                                                                 ==========                 ==========

      The Company's borrowings are collateralized by substantially all of the Company's assets. Certain of the Company's shareholders have guaranteed a portion of the Company's obligations. Windsor's assets have been pledged to cross-collateralize Janco's debt to the principal shareholders of Bentley.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Pursuant to an agreement dated July 17, 1995, Bentley International, Inc. ("Bentley" or the "Company") acquired all of the outstanding common stock of Windsor Art, Inc. ("Windsor") in exchange for 423,500 shares of Bentley's Common Stock and acquired all of the outstanding common stock of Janco Designs, Inc. ("Janco") for a nominal amount of cash (the acquisition by Bentley of all of the outstanding capital stock of Windsor and Janco is referred to as the "Business Combination"). The consolidated financial statements include the accounts of

Bentley, Windsor and Janco. All significant intercompany transactions have been eliminated from the consolidated financial statements.

      In 1996, the Company consolidated operations by closing the Iowa sales offices and the Erie, Pennsylvania facility, and moved all manufacturing and administrative functions of Megacards into the Janco facility located in St. Louis, Missouri. Efforts to reduce inventory continued through Megacards' focus on selling products that used existing raw materials. The effort to convert non-productive assets into cash resulted in a substantial reduction in Megacards' debts.

      In 1996, the Company purchased all of the outstanding common stock of Alnick Realty, Inc. ("Alnick"), the lessor of the Company's Erie facility. Simultaneously with the acquisition of the Alnick common stock, the Company terminated its lease of the Erie facility and sold the real estate owned by Alnick to a third party.

      During the summer of 1996 it became evident to Megacards' management that overhead and inventories had been reduced to the greatest extent practicable. For the business to survive, investment in new product development, inventory and sales personnel would be necessary. Due to Megacards' primary secured lender's desire to have the loan repaid and the Company's commitment to the home furnishings industry, additional investment in the sports picture card business did not seem consistent with long-term Company goals. Therefore, management began to explore opportunities to divest itself of Megacards. A business combination was negotiated with Quality Baseball Cards, Inc., a New York corporation ("Quality"), in which a limited partnership, Legends, was formed. Quality became the general partner, and owned 70% of the partnership, while the Company became a limited partner, owning 30% of the partnership. Substantially all of the assets of Megacards, other than accounts receivable, and all of the assets of Quality were contributed to Legends. The accounts receivable of Megacards were collected and applied towards the repayment of the Megacards' secured debt. As of December 31, 1996, secured debt related to Megacards' operations and assets was $73,036. As of April 16, 1997, the secured debt has been repaid.

      Janco experienced operating difficulties in 1996, commencing with its relocation to a new facility in St. Louis, Missouri. Delays in obtaining occupancy permits in connection with improvements made to the manufacturing facility resulted in Janco's inability to produce and ship merchandise during the first two months of 1996. Due to the cost of the relocation and lower than expected sales during the first quarter of 1996, Janco experienced reduced cash flow in the second quarter of 1996. Personnel turnover at Janco exacerbated the financial problems. Anticipated sales were repeatedly delayed, postponing a recovery. Lower than expected sales and profit margins resulted in operating losses throughout the year. In the third quarter of 1996, Janco's management recognized that a restructuring was necessary to save the business. Suppliers of Janco were contacted in an attempt to negotiate accommodations of debts. Certain of Janco's creditors accepted the proposal, but the response was not sufficient to allow the restructuring to proceed. In December 1996, Janco's management decided that financial resources were not available to continue the operation of Janco. Management commenced negotiations with Janco's secured lenders and its landlord to develop a plan of liquidation that would maximize disposition proceeds and minimize losses to Janco's creditors. Janco's secured creditors and its landlord agreed to a plan of orderly liquidation of Janco's assets and all of the tangible assets of Janco were sold to unrelated parties. Janco's accounts receivable were collected through the first quarter of 1997 and the net proceeds applied to the repayment of Janco's secured debt. On January 24, 1997, three unsecured creditors of Janco filed a petition for involuntary bankruptcy. On February 18, 1997, Janco consented to the involuntary bankruptcy. Pursuant to certain agreements entered into in connection with the financing of Janco by principal shareholders of Bentley, Bentley and Windsor are liable for certain unpaid secured debts of Janco. The bankruptcy trustee has informally indicated that he may attempt to impose liability on Bentley for certain unsecured debts of Janco.

      Windsor continued to operate without substantial changes throughout the first three months of 1997. During 1996, Windsor hired a new financial officer and sales manager. It is believed that the new personnel will assist in continuing to improve the operations of Windsor. During the fourth quarter of 1996, Windsor negotiated new financing with Norwest Business Credit, Inc. ("Norwest"). Norwest provided Windsor with an asset based lending facility of up to $2.0 million. Management believes that this facility should provide Windsor with the financial resources needed to facilitate a reasonable growth in sales. In December 1996, Windsor's management decided to concentrate its design and marketing efforts on its wall decor products and to suspend introduction of new table top accessories under the Dolbi Cashier name.

      As a result of substantial losses reported for 1996 and the filing of the bankruptcy petition against Janco in January 1997, the opinion of the Company's auditors indicates that the Company may not be able to continue to operate as a going concern for a reasonable period of time. In the event the Company is not able to negotiate extensions of certain debts of Janco, for which Bentley and Windsor are liable, the Company may not be able to continue to operate as a going concern for a reasonable period of time. It is not possible to ascertain whether Bentley or Windsor may be liable for any obligations of Janco, other than Janco's secured debts, as a result of the Janco bankruptcy filing. In the event that Bentley is unable to retire the Janco secured debt through the use of internally generated funds, Bentley intends to seek to raise through a private offering of debt and/or equity, or a sale of certain Company assets, funds sufficient to retire the maturing Janco secured debt and necessary for other corporate purposes.

RESULTS OF OPERATIONS

      The following table presents the results of operation for the three months ended March 31, 1997 and 1996, respectively, by the Company's business segments, sports picture cards (Megacards) and decorative mirror/framed pictures (Windsor/Janco):

                                                  1997                                             1996
                               -------------------------------------------     -----------------------------------------
                               WINDSOR/                  GENERAL               WINDSOR/                GENERAL
                               JANCO<F1>    MEGACARDS   CORPORATE   TOTAL       JANCO     MEGACARDS   CORPORATE    TOTAL
                               ---------    ---------   ---------  -------     --------   ---------   ---------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                       $ 3,105        $ --        $ --    $ 3,105      $3,885      $1,587       $--      $5,472
Cost of sales                    (2,073)         --          --     (2,073)      3,341       1,229        --       4,569
                                -------        ----        ----    -------      ------      ------       ---      ------
Gross margin                      1,032          --          --      1,032         543         358        --         903
Selling, general and
  administrative expenses       $  (757)       $ --        $(37)   $  (794)     $1,042      $  504       $--      $1,546
                                =======        ====        ====    =======      ======      ======       ===      ======
Income (loss) from
  operations                    $   275        $ --        $(37)   $   238      $ (497)     $ (145)      $--      $ (644)

Interest expense                     43          --          11         54          83          92        --         175
Other expense (income)--net         (81)        (54)         (3)      (138)         --          (3)       --          (3)
                                -------        ----        ----    -------      ------      ------       ---      ------
Net income (loss)               $   313        $ 54        $(45)   $   322      $ (581)     $ (234)      $--      $ (815)
                                =======        ====        ====    =======      ======      ======       ===      ======
Net income (loss) per common
share                                                              $  0.57                                        $(1.45)

------------------
<F1> Janco's operations were terminated in December 1996.

      Windsor's and Janco's combined net sales decreased from $3.9 million for the first quarter of 1996 to $3.1 million for the comparable period in 1997. Windsor's sales increased during the first three months of 1997 versus 1996 due to improved marketing and availability of products. The combined sales of Windsor/Janco, however, decreased as a result of the discontinuance of Janco's operations.

      The cost of sales for the combined Windsor/Janco operations decreased from $3.3 million for the first three months of 1996 to $2.1 million for the comparable period in 1997. The reduction in cost of sales is a result of the discontinuance of the operations of Janco. The increase in Windsor's cost of sales in the first quarter of 1997 over the same period in 1996 was attributable to an increase in net sales. Gross margin for the combined Windsor/Janco increased $489,000 to $1.0 million for the quarter ended March 31, 1997 from $543,000 for the same quarter in 1996. As a percentage of net sales, the gross margin increased to 33% in the first quarter of 1997 from 14% for the comparable period in 1997.

      Selling, general and administrative expenses for Windsor and Janco decreased from $1.0 million for the first quarter of 1996 to $757,282 for the same period in 1997. The decrease was the result of the discontinuance of Janco's operations. The increase in Windsor's selling, general and administrative expenses was due primarily to increased sales.

      Interest expense for Windsor and Janco decreased from $82,999 for the first quarter of 1996 to $42,516 for the identical period in 1997. The reduced interest expense was due to the repayment of a substantial part of Janco's debts from the discontinuance of its operations, plus a reduction in the outstanding balances on Windsor's line of credit.

      As a result of the foregoing, Windsor and Janco reported net income of $313,602 for the first quarter of 1997, compared to a net loss of $581,000 for the same period of 1996.

      Megacards reported no sales in the first quarter of 1997 as a result of the business combination with Legends, L.P. A profit of $54,189 was recorded during the first quarter of 1997 due to the collection of accounts previously thought to be uncollectible. This compares to a net loss of $234,000 in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three months of 1997, the Company's operating, investing and financing activities used $50,313 of cash of the business. Cash was generated through the sale of Janco's assets and used to repay Janco's debts, reduce Windsor's debts and increase Windsor's inventories.

      Capital expenditures of $21,000 were made by Windsor in the first three months of 1997.

      As of March 31, 1997, the primary secured debt of Megacards and Janco was repaid in full from collection of the accounts receivable. The secured debt of Windsor was refinanced with Norwest Business Credit in 1997. As of March 31, 1997, Windsor had available borrowing capacity sufficient to operate its business for a reasonable period of time.

      Management is currently exploring courses of action to retire the Janco debts for which Bentley and Windsor are liable. The Company is currently engaged in negotiations to extend the maturity of the Janco debt. The Company was released from any future liability on the Janco lease. The Company anticipates that additional working capital of $400,000 to $700,000 will be required during the remainder of 1997 to repay the Janco secured debt and provide sufficient capital to fund its planned operations. The Company presently intends to seek to attain such financing pursuant to the private placement of debt or equity securities or the sale of certain assets of the Company. The Company is not considering any acquisition opportunities at this time. There can be no assurance that such financing or asset sales will be available to the Company on favorable terms or at all.

      As of March 31, 1997, the Company reported an allowance for doubtful accounts of $288,562. Management of the Company believes such amount was appropriate in light of the amount and anticipated collectibility of the Company's accounts receivable at that time. In order to maximize the payment of its receivables, the Company employs a person, full-time, whose responsibility is to seek payment of past due accounts. If such efforts are unsuccessful, the Company engages a commercial collection agency to pursue persons with past due accounts.

ITEM 3.  LITIGATION

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

      On February 12, 1996, the Defendants filed suit (the "Countersuit") in the U.S. District Court, District of Colorado against one current and five former directors of the Company alleging, among other things, breaches of their fiduciary duties to the Company in connection with the Business Combination. The Company was not named as a defendant in the Countersuit, however, the Company had certain obligations to indemnify and hold harmless the defendants named in the Countersuit. Pursuant to the Company's motion to transfer, the Countersuit was transferred to the U.S. District Court, Eastern District of Missouri and consolidated with the related litigation pending there.

      On July 14, 1997, the United States District Court, Eastern District of Missouri dismissed the counterclaims brought by Defendants against the one current and five former directors of the Company.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

                Exhibit No.         Description
                -----------         -----------
                    27              Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed a report on Form 8-K, dated February 3, 1997 to report pursuant to Item 5 thereof, the filing of an involuntary petition pursuant to Chapter 7 of the United States Bankruptcy Code against Janco in the United States District Court for the Eastern District of Missouri.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BENTLEY INTERNATIONAL, INC.
                                       (Registrant)



August 12, 1997                     By:  /s/ Lloyd R. Abrams
                                       -------------------------------------
                                       Lloyd R. Abrams, President
                                       Chief Executive Officer and
                                       Chief Financial Officer