Form 10QSB
period 1997-06-30
BENTLEY INTERNATIONAL INC
filed 1997-09-09
CIK 878838

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-QSB

(Mark one)
/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ---------- to -----------

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

On September 8, 1997, the registrant had 562,624 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one): Yes / / No /X/.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                       INDEX

                                                                                Page
                                                                                ----
PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                                        3

         Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996       3

         Consolidated Income Statements -- Three Months Ended
         June 30, 1997 and 1996 and Six Months Ended
         June 30, 1997 and 1996                                                   4

         Consolidated Statements of Cash Flows -- Six Months Ended June 30,
         1997 and 1996                                                            5

         Notes to Consolidated Financial Statements                               6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    9

PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                        13

SIGNATURE                                                                        14


PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
                                                                                June 30,         December 31,
                                                                                  1997               1996
                                                                               -----------       ------------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
      Cash                                                                     $   383,478       $   349,799
      Accounts receivable (net of allowance for
         returns and doubtful accounts of $240,000
         and $300,120, respectively)                                             1,692,325         2,499,570
      Note receivable                                                               66,000           110,000
      Inventories                                                                1,702,164         1,407,144
      Other current assets                                                         139,927           130,168
                                                                               -----------       -----------
      Total current assets                                                       3,983,894         4,496,681

      Equipment and leasehold improvements                                         227,551           196,392
      Other assets                                                                  69,800            69,800
                                                                               -----------       -----------
TOTAL ASSETS                                                                   $ 4,281,245       $ 4,762,873
                                                                               ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                    $ 2,378,959       $ 2,519,654
      Notes payable                                                              1,700,354         2,382,036
      Current portion of long-term debt                                                 --            30,232
                                                                               -----------       -----------
      Total current liabilities                                                  4,079,313         4,931,922

LONG-TERM DEBT                                                                          --            36,635
EXCESS ACQUIRED ASSETS OVER COST                                                   460,743           623,358

SHAREHOLDERS' EQUITY (DEFICIT):
      Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; none issued or outstanding                                         --                --
      Common stock, $0.18 par value; 10,000,000 shares
         authorized; issued and outstanding, 562,624                               101,272           101,272
      Additional paid-in capital                                                 1,905,297         1,905,297
      Accumulated deficit                                                       (2,265,380)       (2,835,611)
                                                                               -----------       -----------
      Total shareholders' equity (deficit)                                        (258,811)         (829,042)
                                                                               -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 4,281,245       $ 4,762,873
                                                                               ===========       ===========


- -------------------------
See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------         -------------------------
                                                     1997              1996              1997              1996
                                                    ------            ------            ------            ------

Net sales                                         $3,034,546        $5,565,897        $6,139,907       $11,037,678

Cost of sales                                      1,944,906         4,688,685         4,018,174         9,258,397
                                                  ----------        ----------        ----------       -----------

      Gross margin                                 1,089,640           877,212         2,121,733         1,779,281

Selling, general and administrative expenses         869,528         1,259,227         1,664,192         2,804,997
                                                  ----------        ----------        ----------       -----------

      Income (loss) from operations                  220,112          (382,015)          457,541        (1,025,716)

Interest expense                                      53,435           111,530           106,951           286,351

Other income                                         (81,308)         (133,827)         (219,641)         (136,832)
                                                  ----------        ----------        ----------       -----------

Net income (loss)                                 $  247,985        $ (359,718)       $  570,231       $(1,175,235)
                                                  ==========        ==========        ==========       ===========

Net income (loss) per common share                $     0.44        $    (0.64)       $     1.01       $     (2.09)

Weighted-average number of
      common shares outstanding                      562,624           562,624           562,624           562,624



- --------------------------
See notes to financial statements.

BENTLEY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                          ----------------------------------
                                                                              1997                  1996
                                                                             ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  570,231            $(1,175,235)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                           28,410                380,206
      Amortization of excess of acquired
        assets over cost                                                    (162,615)              (162,615)
      Net gain on sale of assets                                                  --                (28,579)
      Net changes in assets and liabilities:
          Accounts receivable                                                807,245                 30,294
          Inventories                                                       (295,020)             2,585,551
          Other assets                                                        (9,759)              (259,043)
          Accounts payable and other liabilities                            (140,695)              (217,806)
                                                                          ----------            -----------

Net cash provided by operating activities                                    797,797              1,152,773
                                                                          ----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (59,569)              (356,043)
Proceeds from sale of assets                                                      --              2,000,816
Proceeds from note receivable                                                 44,000                     --
                                                                          ----------            -----------

Net cash provided by (used in) investing activities                          (15,569)             1,644,773
                                                                          ----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit                                             (627,200)              (527,839)
Payments on long-term debt                                                   (66,867)              (234,501)
Proceeds from (payments on) notes payable                                    (54,482)                90,000
Repayment of capital lease obligation                                             --             (1,889,007)
                                                                          ----------            -----------

Net cash used in financing activities                                       (748,549)            (2,561,347)
                                                                          ----------            -----------


NET INCREASE IN CASH                                                          33,679                236,199

CASH, BEGINNING OF PERIOD                                                    349,799                245,911
                                                                          ----------            -----------


CASH, END OF PERIOD                                                       $  383,478            $   482,710
                                                                          ==========            ===========

Supplemental disclosure of cash flow information
Interest paid                                                                 30,992                165,048

- --------------------------
See notes to financial statements.

                      BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997 AND 1996


1.    GOING CONCERN BASIS

      The financial statements of Bentley International, Inc. (the "Company" formerly known as Megacards, Inc.) for the year ended December 31, 1996 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The bankruptcy of the Company's Janco Designs, Inc. ("Janco") subsidiary in 1997 may create a situation where the Company would experience difficulty in generating sufficient cash to meet its obligations as they become due. As a result of this factor, the Company may be unable to continue as a going concern for a reasonable period of time.

      The Company pursued a strategy of enhancing liquidity by reducing and closely monitoring expenses, downsizing where feasible, and combining or eliminating certain businesses. The operations of the unprofitable subsidiaries and divisions have been terminated. Bentley's sole operating subsidiary, Windsor Art, Inc. ("Windsor"), is currently operating profitably and generating a positive cash flow.

      The accompanying interim consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.    BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of Bentley and its wholly-owned subsidiaries, Windsor and Janco. All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

      BUSINESS COMBINATIONS

      The Company's former Megacards operations utilized a facility leased from an affiliated corporation Alnick Realty Co. ("Alnick") pursuant to a capitalized lease. In connection with efforts to reduce overhead, the Company arranged for the sale of such facility which eliminated the corresponding liability. Pursuant to an agreement dated April 29, 1996, the Company acquired all the outstanding shares of Alnick for $85,000 and sold Alnick's interest in the property to an unrelated party. The acquisition was accounted for as a purchase.

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

5.    STOCK DIVIDEND

      On September 3, 1997, the Company's Board of Directors authorized a four-for-one stock split (effected in the form of a stock dividend) to be distributed October 22, 1997 to shareholders of record September 24, 1997. All share and per share amounts do not reflect the stock dividend.

6.    SALE OF BUSINESS SEGMENT AND DISCONTINUED LINE OF BUSINESS

      SALE OF BUSINESS SEGMENT

      In August 1996, the Board of Directors of the Company adopted a plan to restructure the sports picture cards business segment (Megacards). In September 1996, certain assets and liabilities, consisting primarily of inventory and equipment, were transferred to Legends, L.P. ("Legends") for a 30% limited partnership interest and a note in the principal amount of $110,000, of which $44,000 has been repaid. Such transfer was partly a sale and partly a contribution to capital. There was no gain or loss on disposal, as net assets were either sold or transferred to Legends at their net book value, which approximated fair value. Legends is in the sports picture card business and since the Company has a 30% equity interest in the limited partnership, the activity of the sports picture card business segment is part of the continuing operations of the Company.

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

      In February 1997, an involuntary bankruptcy petition was filed against Janco by unsecured creditors.

7.    NOTES PAYABLE AND LONG-TERM DEBT

                                                                  June 30, 1997       December 31, 1996
                                                                  -------------       -----------------
      Notes payable and long-term debt consist of:

           Borrowings under various lines of credit,
           secured by inventories, accounts receivable,
           equipment and personal guarantees of
           officers/shareholders, due on demand,
           bearing interest at prime plus 1.5%,
           expiring December 1, 1998                                $1,267,879            $1,134,903

           Notes payable -- shareholders, secured by
           collateral agreement subordinate to third
           party debt, bearing interest at the prime
           rate plus 2%, due July 1997                                 432,475             1,314,000
                                                                    ----------            ----------
                                                                    $1,700,354            $2,448,903
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

      In 1996, the Company purchased all of the outstanding common stock of Alnick Realty, Co. ("Alnick"), the lessor of the Company's Erie facility. Simultaneously with the acquisition of the Alnick common stock, the Company terminated its lease of the Erie facility and sold the real estate owned by Alnick to a third party.

      During the summer of 1996 it became evident to Megacards' management that overhead and inventories had been reduced to the extent practicable. For the business to survive, investment in new product development, inventory and sales personnel would be necessary. Due to Megacards' primary secured lender's desire to have the loan repaid and the Company's commitment to the home furnishings industry, additional investment in the sports picture card business did not seem consistent with long-term Company goals. Therefore, management began to explore opportunities to divest itself of Megacards. A business combination was negotiated with Quality Baseball Cards, Inc., a New York corporation ("Quality"), in which a limited partnership, Legends, L.P. ("Legends") was formed. Quality became the general partner, and owned 70% of the partnership, while the Company became a limited partner, owning 30% of the partnership. Substantially all of the assets of Megacards, other than accounts receivable, and all of the assets of Quality were contributed to Legends. The accounts receivable of Megacards were collected and applied towards the repayment of the Megacards' secured debt. As of December 31, 1996, secured debt related to Megacards' operations and assets was $73,036.
As of April 16, 1997, the secured debt has been repaid.

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

      Windsor continued to operate without substantial changes throughout the first six months of 1997. During 1996, Windsor hired a new financial officer and sales manager. It is believed that the new personnel will assist in continuing to improve the operations of Windsor. During the fourth quarter of 1996, Windsor negotiated new financing with Norwest Business Credit, Inc. ("Norwest"). Norwest provided Windsor with an asset based lending facility of up to $2.0 million. Management believes that this facility should provide Windsor with the financial resources needed to facilitate a reasonable growth in sales. In December 1996, Windsor's management decided to concentrate its design and marketing efforts on its wall decor products and to suspend introduction of new table top accessories under the Dolbi Cashier name.

      As a result of substantial losses reported for 1996 and the filing of the bankruptcy petition against Janco in January 1997, the opinion of the Company's auditors indicates that the Company may not be able to continue to operate as a going concern for a reasonable period of time. In the event the Company is not able to negotiate extensions of certain debts of Janco, for which Bentley and Windsor are liable, the Company may not be able to continue to operate as a going concern for a reasonable period of time. It is not possible to ascertain whether Bentley or Windsor may be liable for any obligations of Janco, other than Janco's secured debts, as a result of the Janco bankruptcy filing. In the event that Bentley is unable to retire the Janco secured debt through the use of internally generated funds, Bentley intends to seek to raise through a private offering of debt and/or equity, or a sale of certain Company assets, funds sufficient to retire the maturing Janco secured debt and necessary for other corporate purposes. The Company is not pursuing any of these strategies at this time.

RESULTS OF OPERATIONS

      The following table presents the results of operation for the six and three months ended June 30, 1997 and 1996, respectively, by the Company's business segments, sports picture cards (Megacards) and decorative mirror/framed pictures (Windsor/Janco):

                                                               SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------------
                                                1997                                             1996
                             -------------------------------------------     -------------------------------------------
                             WINDSOR/                  GENERAL               WINDSOR/                 GENERAL
                             JANCO<F1>    MEGACARDS   CORPORATE   TOTAL       JANCO     MEGACARDS    CORPORATE    TOTAL
                             ---------    ---------   ---------   -----      --------   ---------    ---------    -----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                     $6,140        $ --       $  --      $6,140      $8,340      $2,698        $ --     $11,038
Cost of sales                  4,018          --          --       4,018       6,812       2,447          --       9,259
                              ------        ----       -----      ------      ------      ------        ----     -------
Gross margin                   2,122          --          --       2,122       1,528         251          --       1,779
Selling, general and
  administrative expenses      1,467          10         187       1,664       1,903         902          --       2,805
                              ------        ----       -----      ------      ------      ------        ----     -------
Income (loss) from
  operations                     655         (10)       (187)        458        (375)       (651)         --     $(1,026)

Interest expense                  74          --          33         107         154         132          --         286
Other expenses (income)         (162)        (54)         (3)       (219)         --        (137)         --        (137)
                              ------        ----       -----      ------      ------      ------        ----     -------
Net income                    $  743        $ 44       $(217)     $  570      $ (529)       (646)       $ --      (1,175)
                              ======        ====       =====      ======      ======      ======        ====     =======

Net income (loss) per common
  share                                                           $ 1.01                                         $ (2.09)


                                                              THREE MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------------
                                                1997                                              1996
                             -------------------------------------------     -------------------------------------------
                             WINDSOR/                  GENERAL               WINDSOR/                 GENERAL
                             JANCO<F1>    MEGACARDS   CORPORATE   TOTAL       JANCO     MEGACARDS    CORPORATE    TOTAL
                             ---------    ---------   ---------   -----      --------   ---------    ---------    -----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                     $3,035        $ --       $  --      $3,035      $4,455      $1,111       $ --      $5,566
Cost of sales                  1,945          --          --       1,945       3,471       1,218         --       4,689
                              ------        ----       -----      ------      ------      ------       ----      ------
Gross margin (loss)            1,090          --          --       1,090         984        (107)        --         877
Selling, general and
  administrative expenses        710          10         150         870         861      $  398       $ --       1,259
                              ------        ----       -----      ------      ------      ------       ----
Income (loss) from
  operations                     380         (10)       (150)        220         123        (505)        --      $ (382)

Interest expense                  31          --          22          53          71          40         --         111
Other income                     (81)         --          --         (81)         --        (134)        --        (134)
                              ------        ----       -----      ------      ------      ------       ----      ------
Net income (loss)             $  430        $(10)      $(172)     $  248      $   52        (411)        --        (359)
                              ======        ====       =====      ======      ======      ======       ====      ------
Net income (loss) per common
  share                                                           $ 0.44                                         $(0.64)

- -------------------

<F1>  Janco's operations were terminated in December 1996.

      Windsor's and Janco's combined net sales decreased from $8.3 million for the first six months of 1996 to $6.1 million for the comparable period in 1997. Windsor's sales increased during the first six months of 1997 versus 1996 due to improved marketing and availability of products. The combined sales of Windsor/Janco, however, decreased as a result of the discontinuance of Janco's operations.

      The cost of sales for the combined Windsor/Janco operations decreased from $6.8 million for the first six months of 1996 to $4.0 million for the comparable period in 1997. The reduction in cost of sales is a result of the discontinuance of the operations of Janco. The increase in Windsor's cost of sales in the first six months of 1997 over the same period in 1996 was attributable to an increase in net sales. Gross margin for the combined Windsor/Janco increased $594,000 to $2.1 million for the six months ended June 30, 1997 from $1.5 million for the same period in 1996. As a percentage of net sales, the gross margin increased to 35% in the first six months of 1997 from 18% for the comparable period in 1996.

      Selling, general and administrative expenses for Windsor and Janco decreased from $1.9 million for the first six months of 1996 to $1.4 million for the same period in 1997. The decrease was the result of the discontinuance of Janco's operations. The increase in Windsor's selling, general and administrative expenses was due primarily to increased sales.

      Interest expense for Windsor and Janco decreased from $154,000 for the first six months of 1996 to $74,000 for the corresponding period in 1997. The reduced interest expense was due to the repayment of a substantial part of Janco's debts from the discontinuance of its operations, plus a reduction in the outstanding balances on Windsor's line of credit.

      As a result of the foregoing, Windsor and Janco reported net income of $743,000 for the first six months of 1997, compared to a net loss of $529,000 for the same period of 1996.

      Megacards reported no sales in the first six months of 1997 as a result of the business combination with Legends. A profit of $44,000 was recorded during the first six months of 1997 due to the collection of accounts previously thought to be uncollectible. This compares to a net loss of $646,000 in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 1997, the Company's operating, investing and financing activities provided $33,679 of cash to the business. Cash was generated through the collection of Janco's accounts receivable and used to repay Janco's debts, reduce Windsor's debts and increase Windsor's inventories.

      Capital expenditures of $60,000 were made by Windsor in the first six months of 1997.

      As of June 30, 1997, the primary secured debt of Megacards and Janco was repaid in full from collection of the accounts receivable. The secured debt of Windsor was refinanced with Norwest in 1997. As of June 30, 1997, Windsor had available borrowing capacity sufficient to operate its business for a reasonable period of time.

      Management is currently exploring courses of action to retire the Janco debts for which Bentley and Windsor are liable. The Company is currently engaged in negotiations to extend the maturity of the Janco debt. The Company was released from any future liability on the Janco lease. The Company anticipates that additional working capital of $400,000 to $700,000 will be required during the remainder of 1997 to repay the Janco secured debt and provide sufficient capital to fund its planned operations. The Company will seek to attain such financing pursuant to the private placement of debt or equity securities or the sale of certain assets of the Company, if required. The Company is not considering any acquisition opportunities at this time. There can be no assurance that such financing or asset sales will be available to the Company on favorable terms or at all.

      As of June 30, 1997, the Company reported an allowance for doubtful accounts of $240,000. Management of the Company believes such amount was appropriate in light of the amount and anticipated collectibility of the Company's accounts receivable at that time. In order to maximize the payment of its receivables, the Company employs a person, full-time, whose responsibility is to seek payment of past due accounts. If such efforts are unsuccessful, the Company engages a commercial collection agency to pursue persons with past due accounts.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit No.                   Description
      -----------                   -----------
          27                        Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BENTLEY INTERNATIONAL, INC.
                                        (Registrant)



September 8, 1997                  By:  /s/ Lloyd R. Abrams
                                        ---------------------------
                                        Lloyd R. Abrams, President
                                        Chief Executive Officer and
                                        Chief Financial Officer