Form 10QSB
period 1997-09-30
BENTLEY INTERNATIONAL INC
filed 1997-11-19
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)
|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997
|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to
         _________________

Commission file number:  0-19503

                           BENTLEY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 MEGACARDS, INC.
                           (Former name of registrant)


           Missouri                                      43-1325291
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)
        9719 Conway Road                                  63124
       St. Louis, Missouri                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (314) 569-1659

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|.

On November 14, 1997, the registrant had 2,813,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes |_|    No|X|.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                      INDEX

                                                                           Page

PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements....................................3

         Consolidated Balance Sheets -- September 30, 1997
         and December 31, 1996................................................3

         Consolidated Statements of Operations  -- Three Months Ended
         September 30, 1997 and 1996 and Nine Months Ended
         September 30, 1997 and 1996..........................................5

         Consolidated Statements of Cash Flows -- Nine Months Ended
         September 30, 1997 and 1996..........................................6

         Notes to Consolidated Financial Statements...........................7

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation.............................................10

PART II -- OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K...........................16

SIGNATURE....................................................................17

PART I -- CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheet
                    September 30, 1997 and December 31, 1996

                                                   September 30,        December
                                                 1997 (unaudited)       31, 1996
            Assets
Current Assets
   Cash                                                 $234,037        $349,799
   Accounts receivable (net of allowance for returns
   and doubtful accounts of $238,870 as of September
   30, 1997 and $300,120 as of December 31, 1996)      1,642,169       2,499,570
   Note receivable                                            --         110,000
   Inventories                                         1,730,888       1,407,144
   Other current assets                                  101,938         130,168
                                                      ----------      ----------
     Total Current Assets                              3,709,032       4,496,681
Equipment And Leasehold Improvements (net of
accumulated depreciation)                                214,920         196,392
Other Assets                                              69,800          69,800

   Total Assets                                       $3,993,752      $4,762,873
                                                      ==========      ==========

                    September 30, 1997 and December 31, 1996

                                                   September 30,        December
                                                 1997 (unaudited)       31, 1996

            Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued expenses              $2,441,659      $2,519,654
   Notes payable                                         328,975       2,382,036
   Current maturities of long-term debt                       --          30,232
                                                     -----------     -----------
   Total Current Liabilities                           2,770,634       4,931,922
Long-Term Debt                                           772,867          36,635
Excess of Acquired Assets Over Cost                      379,436         623,358
Shareholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
   1,000,00 shares authorized, none issued or
   outstanding.                                              --               --
   Common stock, $0.18 par value; 10,000,000
   shares authorized, 562,624 shares issued
   and outstanding                                       101,272         101,272
   Common Stock to be issued; 2,250,661 shares           405,119              --
   Additional Paid in Capital                          1,500,178       1,905,297
   Accumulated Deficit                                (1,935,754)     (2,835,611)
                                                     -----------     -----------
     Total Shareholders' Equity (Deficit)                 70,815        (829,042)
                                                     -----------       ---------
Total Liabilities & Shareholders Equity               $3,993,752      $4,762,873
                                                      ==========      ==========

See notes to financial statements.

                          BENTLEY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

                                Three Months Ended            Nine Months Ended
                                  September 30,                 September 30,
                                 1997         1996              1997          1996
                               --------     --------        -----------   ----------
Net Sales                     $3,293,785    $4,497,763      $9,433,692   $15,535,441
Cost of Sales                  2,249,468     3,685,805       6,267,642    12,944,202
                             -----------   -----------     -----------    ----------
Gross Margin                   1,044,317       811,958       3,166,050     2,591,239
Selling, General &
  Administrative Expenses        756,280     1,134,432       2,420,472     3,939,429
                             -----------   -----------     -----------   -----------
Income (Loss) From
  Operations                     288,037      (322,474)        745,578    (1,348,190)
Interest Expense                  39,718        86,107         146,669       372,458
Other Expense (Income)           (81,307)     (325,313)       (300,948)     (462,145)
Income Taxes                          --         2,486              --         2,486
                              ----------    ----------     -----------     ----------
Net Income (Loss)               $329,626      ($85,754)       $899,857   ($1,260,989)
                              ==========     =========      ==========   ============
Net Income (Loss) Per
  Common Share                     $0.12        ($0.03)          $0.32        ($0.45)
Weighted Average Number
  of Common Shares
  Outstanding                  2,813,285     2,813,285       2,813,285     2,813,285


See notes to financial statements.

                          BENTLEY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996

                                                      1997               1996
                                                     ------             -----
Cash Flows From Operating Activities
   Net income (loss)                                $899,857         ($1,260,989)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
   Depreciation and amortization                      42,615             406,208
   Amortization of excess of acquired assets
     over cost                                      (243,922)           (243,922)
   Net gain on sale of assets                             --             (28,579)
Net change in assets and liabilities:
   Accounts receivable                               857,401             897,121
   Inventories                                      (323,744)          3,325,702
   Other assets                                       28,230                 845
   Accounts payable and other liabilities            (77,995)           (760,440)
                                                   -----------         ---------
Net Cash Provided By Operating Activities          1,182,442           2,335,946
                                                   -----------         ---------
Cash Flows from Investing Activities
   Capital expenditures                              (61,143)           (363,452)
   Proceeds from sale of assets                           --           2,000,816
   Proceeds from notes receivable                    110,000                  --
Net Cash Provided By Investing Activities             48,857           1,637,364
                                                   -----------        ----------
Cash Flows From Financing Activities
   Net payments on lines of credit                (1,122,212)         (1,809,754)
   Payments on long-term debt                        (66,867)           (161,797)
   Proceeds from (payments on) notes payable        (157,982)            (36,000)
   Repayment of capital lease obligation                  --          (1,889,007)
Net Cash Used in Financing Activities             (1,347,061)         (3,896,558)
                                                  -----------        -----------
Net Increase (Decrease) in Cash                     (115,762)             76,752
Cash-Beginning Of Period                             349,799             245,911
                                                  -----------        -----------
Cash-End of Period                                  $234,037            $322,663
                                                  ===========         ==========

See notes to financial statements.

                   BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996


1.       Going Concern Basis

         The financial statements of Bentley International, Inc. (the "Company" formerly known as Megacards, Inc.) for the year ended December 31, 1996, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Windsor Art, Inc. ("Windsor"), the Company's sole operating subsidiary, is currently operating profitably and generating a positive cash flow. Janco Designs, Inc. ("Janco"), a subsidiary of the Company whose operations were terminated in December 1996, is presently in Chapter 7 bankruptcy proceedings, which commenced in January 1997. The Company and Windsor have guaranteed certain Notes payable by Janco, the aggregate outstanding principal balances of which are $328,975. In addition, the Company has incurred certain expenses and may incur additional expenses and costs in connection with such proceeding. The Company has pursued a strategy of enhancing liquidity by reducing and closely monitoring expenses, downsizing where feasible, and combining or eliminating certain businesses. The operations of the unprofitable subsidiaries and divisions have been terminated. Because of the aforementioned efforts, and the profitable operations at Windsor, as of November 18, 1997, management does not anticipate that the foregoing liabilities associated with the bankruptcy proceedings of Janco will result in the Company being unable to continue as a going concern for a reasonable period of time.

         The accompanying interim consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.       Basis of Consolidation

         The consolidated financial statements include the accounts of Bentley and its wholly-owned subsidiaries, Windsor and Janco. All significant intercompany transactions have been eliminated from the consolidated financial statements.

3.       Operations

         Nature of Operations

         Megacards, Inc. designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. In June

1996, Megacards, Inc. became Bentley as the Board of Directors believed that the change of the corporate name would better reflect the broadening of the scope of the Company's businesses. Windsor and Janco, which prior to the Business Combination (as defined below) were affiliated through common ownership, manufactured and distributed decorative mirrors and framed art to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, the Company discontinued its Janco product line and its sports picture business segment to reduce costs and improve its liquidity position (see
Note 6).

         Business Combinations

         The Company's former Megacards operations used a facility leased from an affiliated corporation Alnick Realty Co. ("Alnick") pursuant to a capitalized lease. In connection with efforts to reduce overhead, the Company arranged for the sale of such facility which eliminated the corresponding liability. Pursuant to an agreement dated April 29, 1996, the Company acquired all the outstanding shares of Alnick for $85,000 and sold Alnick's interest in the property to an unrelated party. The acquisition was accounted for as a purchase.

         Pursuant to an agreement dated July 17, 1995, Bentley acquired all of the outstanding common stock of Windsor in exchange for 2,117,500 shares of Bentley's common stock and acquired all of the outstanding common stock of Janco for a nominal amount of cash (the "Business Combination").

         The Business Combination was accounted for as a reverse acquisition under the purchase method of accounting. Under this approach, the accounting for the transaction differs from the legal form of the transaction as described above. Therefore, Bentley is not assumed to be the acquiror in the Business Combination, but rather Windsor and Janco are. The historical financial statements have been restated for all periods prior to the Business Combination to include the combined results of operations and financial position of both Windsor and Janco due to the common ownership of Windsor and Janco prior the Business Combination. Adjustments have been made to eliminate the impact of intercompany transactions. The components of shareholders' equity were stated in terms of Windsor's and Janco's shareholders' equity on a combined basis prior to the Business Combination with an adjustment to reflect the effects of the Business Combination on the equity components.

4.       Reverse Stock Split

         On July 8, 1996, the Company's Board of Directors authorized a one-for-six reverse stock split of the Company's common shares and an increase in the par value, from $0.03 to $0.18.

5.       Stock Dividend

         On September 3, 1997, the Company's Board of Directors authorized a five-for-one stock split (effected in the form of a stock dividend) to be distributed October 22, 1997, to shareholders of record September 24, 1997. All share and per share amounts have been adjusted retroactively to reflect the stock dividend.

6.       Sale of Business Segment and Discontinued Line of Business

         Sale of Business Segment

         In August 1996, the Board of Directors of the Company adopted a plan to restructure the sports picture cards business segment (Megacards). In September 1996, certain assets and liabilities, consisting primarily of inventory and equipment, were transferred to Legends, L.P. ("Legends") for a 30% limited partnership interest and a note in the principal amount of $110,000, which has been repaid. Such transfer was partly a sale and partly a contribution to capital. There was no gain or loss on disposal, as net assets were either sold or transferred to Legends at their net book value, which approximated fair value. Legends is in the sports picture card business, and since the Company has a 30% equity interest in the limited partnership, the activity of the sports picture card business segment is part of the continuing operations of the Company.

         Discontinued Line of Business

         On December 27, 1996, Janco discontinued its operations due to historical losses, and in an effort to reduce costs and improve overall corporate liquidity. Janco's line of business was within the decorative mirrors and framed picture segment, and as such, the termination of operations is not considered discontinued operations of a business segment. Certain assets consisting of inventory and equipment were sold to a third party prior to December 31, 1996. In January 1997, an involuntary bankruptcy petition was filed against Janco by unsecured creditors.

In February 1997, Janco consented to the involuntary bankruptcy.

7.       Notes Payable and Long-Term Debt


                                                 September 30, 1997             December 31, 1996
                                                 ------------------             -----------------
Notes payable and long-term debt consist of:
  As of September 30, 1997, borrowings
  under line of credit, secured by
  inventories, accounts receivable,
  equipment and personal guarantee of
  officer/shareholder, bearing interest at
  prime plus 1.5%, expiring December 1998.
  Borrowings under various lines of credit
  existing at December 31, 1996,
  have been paid in full.....................         $772,867                        $1,134,903


Notes payable--shareholders, secured by collateral
  agreement subordinate to third party debt,
  bearing interest at the prime rate plus 2% due
  March 31, 1998, pursuant to Standstill Agreement
  dated September 9, 1997                              328,975                         1,314,000
                                                    ----------                        ----------
                                                    $1,101,842                        $2,448,903

         The Company's borrowings are collateralized by substantially all of the Company's assets. Certain of the Company's shareholders have guaranteed a portion of the Company's obligations. Bentley's and Windsor's assets have been pledged to cross-collateralize Janco's debt to certain principal shareholders of Bentley. In September, 1997 the Company purchased from such shareholders debt owed by Janco amounting to $103,500.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Pursuant to an agreement dated July 17, 1995, Bentley International, Inc. ("Bentley" or the "Company") acquired all of the outstanding common stock of Windsor Art, Inc. ("Windsor") in exchange for 2,117,500 shares of Bentley's Common Stock and acquired all of the outstanding common stock of Janco Designs, Inc. ("Janco") for a nominal amount of cash (the acquisition by Bentley of all of the outstanding capital stock of Windsor and Janco is referred to as the "Business Combination"). The consolidated financial statements include the accounts of Bentley, Windsor and Janco. All significant intercompany transactions have been eliminated from the consolidated financial statements.

         In 1996, the Company consolidated operations by closing Megacards' Iowa sales offices and its Erie, Pennsylvania manufacturing facility, and moved all manufacturing and administrative functions of Megacards into the Janco facility located in St. Louis, Missouri. Efforts to reduce inventory continued through Megacards' focus on selling products that used existing raw materials. The effort to convert non-productive assets into cash resulted in a substantial reduction in Megacards' debts.

         In 1996, the Company purchased all of the outstanding common stock of Alnick Realty, Co. ("Alnick"), the lessor of the Company's Erie facility. Simultaneously with the acquisition of the Alnick common stock, the Company terminated its lease of the Erie facility and sold the real estate owned by Alnick to a third party.

         During the summer of 1996 it became evident to Megacards' management that overhead and inventories had been reduced to the extent practicable. For the business to survive, investment in new product development, inventory and sales personnel would be necessary. Due to the desire of Megacards' primary secured lender to have its loan repaid and the Company's commitment to the home furnishings industry, additional investment in the sports picture card business did not seem consistent with long-term Company goals. Therefore, management began to explore opportunities to divest itself of Megacards. A business combination was negotiated with Quality Baseball Cards, Inc., a New York corporation ("Quality"), in which a limited partnership, Legends, L.P. ("Legends") was formed. Quality became the general partner, and owned 70% of the partnership, while the Company became a limited partner, owning 30% of the partnership. Substantially all of the assets of Megacards, other than accounts receivable, and all of the assets of Quality were contributed to Legends. The accounts receivable of Megacards were collected and applied towards the repayment of the Megacards' secured debt. As of December 31, 1996, secured debt related to Megacards' operations and assets was $73,036. As of April 16, 1997, the secured debt has been repaid.

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

         Windsor continued to operate without substantial changes throughout the first nine months of 1997. During 1996, Windsor hired a new financial officer and sales manager. In 1997, Windsor's financial officer was appointed to the position of chief financial officer of Bentley. Windsor's new sales manager's employment was terminated in August, 1997. It is not anticipated that his absence will have a material impact on Windsor's operations.

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

         As a result of substantial losses reported for 1996 and the filing of the bankruptcy petition against Janco in January 1997, the opinion of the Company's auditors as of December 31, 1996, indicated that the Company may not be able to continue to operate as a going concern for a reasonable period of time. The Company has incurred certain expenses and may incur additional expenses and costs in connection with the bankruptcy proceeding. The Company has been able to negotiate extensions of certain secured debts of Janco, for which Bentley or Windsor are liable, until March 31, 1998. It is not possible to ascertain whether Bentley or Windsor may be liable for any obligations of Janco, other than Janco's secured debts, as a result of the Janco bankruptcy filing. Management does believe, however, as a result of efforts to enhance liquidity, the elimination of an unprofitable division and subsidiary and the profitable operations at Windsor, that as of November 18, 1997, the liabilities associated with the bankruptcy proceedings of Janco will not result in the Company being unable to continue as a going concern for a reasonable period of time. In the event that Bentley is unable to retire the Janco secured debt through the use of internally generated funds, Bentley intends to seek to raise through a private offering of debt and/or equity, or a sale of certain Company assets, funds sufficient to retire the maturing Janco secured debt, as well as funds necessary for other corporate purposes. The Company is not pursuing any of these strategies at this time.

Results of Operations

         The following tables present the results of operation for the nine and three months ended September 30, 1997 and 1996, respectively, by the Company's business segments, sports picture cards (Megacards) and decorative mirror/framed pictures (Windsor/Janco):


                                                Nine Months Ended September 30, 1997 and 1996
                       ---------------------------------------------------------------------------------------------
                                                   (In thousands, except per share data)
                                          1997                                             1996
                       ------------------------------------------      ----------------------------------------------
                       Windsor/                General                 Windsor/                  General
                       Janco(1)   Megacards   Corporate     Total      Janco(1)   Megacards     Corporate      Total
                       --------   ---------   ---------   --------     --------   --------      -------      --------
Net Sales...........   $  9,434   $     --    $    --     $  9,434     $ 12,258   $  3,277      $    --      $ 15,535
Cost of Sales.......      6,268         --         --        6,268        9,945      2,999           --        12,994
                       --------   --------    -------     --------     --------   --------      -------      --------
Gross Margin........      3,166         --         --        3,166        2,313        278           --         2,591
Selling, general
 and administrative
expenses............      2,158         10        252        2,420        2,749      1,190           --         3,939
                       --------    -------    -------     --------     --------   --------      -------      --------
Income (loss) from
operations..........      1,008        (10)      (252)         746         (436)      (912)          --        (1,348)
Interest expense....        103         --         44          147          231        141           --           372
Other expenses
(income)............       (244)       (54)        (3)        (301)           2       (461)          --          (459)
                       --------    -------    -------      -------    ---------   --------
Net income..........   $  1,149    $    44    $  (293)    $    900    $    (669)  $   (592)     $    --      $  1,261
                       ========    =======    =======     ========    =========   ========      =======      ========
Net income (loss)
per common share....                                      $   0.32                                           $  (0.45)
-------------------

(1) Janco's operations were terminated in December 1996.

                                                Three Months Ended September 30, 1997 and 1996
                       ---------------------------------------------------------------------------------------------
                                                   (In thousands, except per share data)
                                          1997                                             1996
                       ------------------------------------------      ----------------------------------------------
                       Windsor/                General                 Windsor/                  General
                       Janco(1)   Megacards   Corporate     Total      Janco(1)   Megacards     Corporate      Total
                       --------   ---------   ---------   --------     --------   --------      -------      --------
Net Sales...........   $  3,294   $     --    $    --     $  3,294     $  3,918   $    580      $    --      $  4,498
Cost of Sales.......      2,249         --         --        2,249        3,134        552           --         3,686
                       --------   --------    -------     --------     --------   --------      -------      --------
Gross Margin........      1,045         --         --        1,045          784         28           --           812
Selling, general
 and administrative
expenses............        691         --         65          756          846        288           --         1,134
                       --------    -------    -------     --------     --------   --------      -------      --------
Income (loss) from
operations..........        354         --        (65)         289          (62)      (260)          --          (322)
Interest expense....         30         --         10           40           76         10           --            86
Other expenses
(income)............        (81)        --         --          (81)           2       (324)          --          (322)
                       --------    -------    -------      -------    ---------   --------
Net income..........   $    405    $    --    $   (75)    $    330    $    (140)  $     54      $    --      $    (86)
                       ========    =======    =======     ========    =========   ========      =======      ========
Net income (loss)
per common share....                                      $   0.12                                           $  (0.03)

-------------------

(1) Janco's operations were terminated in December 1996.

         Windsor's and Janco's combined net sales decreased from $12.3 million for the first nine months during 1996 to $9.4 million for the comparable period in 1997. Windsor's sales increased during the first nine months of 1997 verses 1996 due to improved marketing and availability of products. The combined sales of Windsor/Janco, however, decreased as a result of the discontinuance of Janco's operations.

         The cost of sales for the combined Windsor/Janco operations decreased from $9.9 million for the first nine months of 1996 to $6.3 million for the comparable period in 1997. The reduction in cost of sales is a result of the discontinuance of the operations of Janco. The increase in Windsor's cost of sales in the first nine months of 1997 over the same period in 1996 was attributable to an increase in net sales. Gross margin for the combined Windsor/Janco increased $853,000 to $3.2 million for the nine months ended September 30, 1997 from $2.3 million for the same period in 1996. As a percentage of net sales, the gross margin increased to 34% in the first nine months of 1997 from 19% for the comparable period in 1996.

         Selling, general and administrative expenses for Windsor and Janco decreased from $2.7 million for the first nine months of 1996 to $2.2 million for the same period in 1997. The decrease was the result of the discontinuance of Janco's operations. The increase in Windsor's selling, general and administrative expenses was due primarily to increased sales.

         Interest expense for Windsor and Janco decreased from $231,000 for the first nine months of 1996 to $103,000 for the corresponding period in 1997. The reduced interest expense was due to the repayment of a substantial part of Janco's debts from the discontinuance of its operations, plus a reduction in the outstanding balances on Windsor's line of credit.

         As a result of the foregoing, Windsor and Janco reported net income of $1,149,000 for the first nine months of 1997, compared to a net loss of $670,000 for the same period of 1996.

         Megacards reported no sales in the first nine months of 1997 as a result of the business combination with Legends. A profit of $44,000 was recorded during the first nine months of 1997 due to the collection of accounts previously thought to be uncollectible. This compares to a net loss of $592,000 in the first nine months of 1996.

Liquidity and Capital Resources

         During the first nine months of 1997, the Company's operating and investing activities provided approximately $1,200,000 of cash to the business. The cash was used to pay off existing debt.

         Capital expenditures of $61,000 were made by Windsor in the first nine months of 1997.

         As of September 30, 1997, the primary secured debt of Megacards and Janco was repaid in full from collection of accounts receivable and sales of assets. The secured debt of Windsor was refinanced with Norwest in 1997. As of September 30, 1997, Windsor had available borrowing capacity sufficient to operate its business for a reasonable period of time.

         Management will explore courses of action to retire the Janco secured debts for which Bentley and Windsor are liable as the loans approach maturity. The Company extended the maturity of the Janco secured debt to March 31, 1998. The Company was released from any future liability on the Janco lease. The Company anticipates that additional working capital of approximately $325,000 will be required during 1998 to repay the Janco secured debt if the maturity of such debt is not extended beyond March, 1998. The Company will seek to obtain such capital pursuant to the private placement of debt or equity securities or the sale of certain assets of the Company, if required. There can be no assurance that such financing or asset sales will be available to the Company on favorable terms or at all.

         The Company is currently negotiating with the court appointed trustee in the Janco bankruptcy in an attempt to reduce any liability that the Company may have.

         As of September 30, 1997, the Company reported an allowance for doubtful accounts of approximately $240,000. Management of the Company believes such amount was appropriate in light of the amount and anticipated collectibility of the Company's accounts receivable at that time. In order to maximize the payment of its receivables, the Company employs a person, full-time, whose responsibility is to seek payment of past due accounts. If such efforts are unsuccessful, the Company engages a commercial collection agency to pursue persons with past due accounts.

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  Exhibit No.                        Description

                  27                                 Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BENTLEY INTERNATIONAL, INC.
                                       (Registrant)


November 19, 1997                        By: /s/Lloyd R. Abrams
                                             -----------------------------------
                                             Lloyd R. Abrams, President
                                             and Chief Executive Officer