Form 10KSB
period 1997-12-31
BENTLEY INTERNATIONAL INC
filed 1998-03-27
CIK 878838

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   ------------------------------------------

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                              Commission File Number 0-19503
ended December 31, 1997


                          BENTLEY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

     MISSOURI                  0-19503                              43-1325291
(State or other          (Commission File No.)             (IRS Employer ID No.)
 jurisdiction of
 organization)

9719 Conway Road                                                          63124
St. Louis, Missouri                                                   (Zip Code)
(Address of principal
 executive offices)

Registrant's telephone number, including area code:  (314) 569-1659

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value: $.18
                                                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the 1997 fiscal year were $12,713,313.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: approximately $1,319,430 as of March 17, 1998. (Approximately 606,870 shares held by approximately 500 non-affiliates at $2.00 per share).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of March 17, 1998, 2,813,285 shares of Common Stock, par value $0.18, were outstanding.

Note: This report contains certain forward looking statements of the type described in the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. The results of management's plans are beyond the ability of the company to control. Economic conditions, product and service demand, competitive pricing and other factors could cause materially different results from those planned by management.

                                      PART I


Item 1.  Description of Business

Business

     Bentley International, Inc. (formerly Megacards, Inc.), a Missouri corporation ("Bentley" or the "Company"), through its operating subsidiary, Windsor Art, Inc., a Missouri corporation ("Windsor"), manufacturers and distributes decorative mirrors and framed prints to furniture stores, designers, hotels and department stores throughout the United States. Windsor has operated profitably and increased sales since 1995.

     The Company is currently investigating acquisition opportunities in specialty marketing and information management. No opportunity has developed to the stage where any acquisition appears likely. Management is researching acquisitions of speciality marketing and information management firms because management believes that such businesses produce a very high return on equity, require little debt, generate substantial cash flow and possess significant growth potential. There can be no assurance that management's plans will have the desired results, given economic conditions, product and service demand, competitive pricing and other factors.

Products

     Framed Art Products. Windsor's framed art products consist of framed lithographs, original acrylic paintings, limited edition reproductions and original prints. Sales of framed lithographs comprise the largest portion of Windsor's revenues. Windsor's sales and design personnel select images and framing materials to match fashion trends in the home furnishing industry.

     Framed Mirrors. Windsor's design staff develops frame designs and finishes in an attempt to offer unique and innovative products that differentiate Windsor's products from those of its competitors. Some of the mirror designs consist of traditional styles, such as Chippendale and Early American, that enjoy enduring demand.

Marketing and Distribution

     Windsor markets its products through independent sales representatives who are paid on a commission basis. Windsor leases four showrooms in High Point, Atlanta, Dallas and San

Francisco to display products at the industry or trade shows held in these cities and to maintain a presence in these major furniture markets.

     Windsor's products are sold primarily in the United States. To date, Windsor's sales in international markets have not been material to the Company's business. Windsor attempts to anticipate sales and stock an adequate inventory to meet demand for its products. There can be no assurance that Windsor will continue to be able to do so.

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

Sources of Supply

     Windsor obtains all of its raw materials from domestic and international outside suppliers. These include major publishers of prints, artists and manufacturers of glass, mirrors, imported moldings and frames. Windsor does not anticipate significant difficultly in obtaining desired quantities of print and mirror framing supplies, acrylic paintings or print and mirror products. There can be no assurance, however, that Windsor will be able to continue to obtain desired quantities of products on a timely basis at favorable prices.

Seasonality

     Windsor's   business   historically   has  not  been  subject  to  seasonal
fluctuations, other than a brief slowdown in sales ahead of the major industry shows occurring in April and October of each year.

Customers

     Windsor's principal customers consist of various national and regional retailers, including furniture stores, department stores and catalog houses. For the year ended December 31, 1997, sales to one customer accounted for approximately 20% of Windsor's sales.

Employees

     As of February 28, 1998, the Company employed approximately 100 persons on a full-time basis. The Company has a collective bargaining unit covering approximately 80 manufacturing employees at Windsor. The agreement expires on February 28, 2002. The Company believes that its relations with its employees are good. The Company attempts to maintain an optimum level of staffing relative to production requirements by increasing and decreasing the number of manufacturing personnel and utilizing overtime when necessary.

History

     Windsor, which was incorporated in 1993, operates a framed art and mirror business which began in November, 1993, when it purchased certain assets of Windsor Art Products, Inc., a Delaware corporation, which was then subject to a bankruptcy proceeding. In a business combination in July, 1995 the Company, which was incorporated in 1983, acquired Windsor in a reverse acquisition. The other businesses of the Company have been liquidated. These were the sports picture card business of the Company, originally called Megacards, Inc., which had been in business since 1984, and the framed art and mirror business of Janco Designs, Inc., a Missouri corporation which was incorporated in 1990 ("Janco"), which also was acquired in the reverse acquisition. The sports picture card business was liquidated in 1996 and the remaining assets contributed to a joint venture, Legends, L.P., a New York limited partnership organized in 1996 ("Legends"), with Quality Baseball Cards, Inc.("Quality"), in which the Company owns 30% of the limited partnership. Janco was the subject of an involuntary bankruptcy petition brought in January, 1997 by three creditors. All claims of the bankruptcy trustee against the Company and Windsor were settled with the bankruptcy trustee in January, 1998 and a final judgment approving the settlement was entered on February 27, 1998. The Company's business now consists of the framed art and mirror business of Windsor and the 30% limited partnership interest in Legends.


Item 2.  Properties

     The Company leases a production facility for its Windsor operations in Pico Rivera, California. The facility has approximately 80,000 square feet. This lease expires in November 1998. Currently negotiations are under way to renew the lease. At this time there is no way to determine if the Company will be able to renew the lease or the additional cost of any such renewal. If the Company is unable to renew the lease and is required to move, the impact on the Company's earnings could be significant.

     In addition, the Company leases a showroom in High Point, and three smaller showrooms in San Francisco, Dallas and Atlanta. The Company has a retail lease in St. Louis which is subleased to a retail store. The Company believes that all of these facilities are adequate for its current and planned future needs.


Item 3.  Legal Proceedings

     On January 10, 1996, the Company filed suit in the U.S. District Court, Eastern District of Missouri, against Stephen G. Callendrella and Aztec Capital Corporation, a Colorado corporation (collectively, the "Defendants"), seeking an unspecified amount of damages for alleged violations of Section 13(d) of the Securities Exchange Act of 1934, as amended, and acts of common law fraud in connection with the Defendants' purchase of the Company's Common Stock. On February 12, 1996, the Defendants filed suit (the "Countersuit") in the U.S. District Court, District of Colorado against one current and five former directors of the Company alleging, among other things, breaches of their fiduciary duties to the Company in connection with the

Business Combination. The Company was not named as a defendant in the Countersuit, however, the Company had certain obligations to indemnify and hold harmless the defendants named in the Countersuit. The suit and countersuit were dismissed pursuant to an order of the court dated July 14, 1997.

      On  January  24,  1997,  and  subsequent  to the  termination  of  Janco's operations, three of Janco's creditors filed an involuntary petition against Janco pursuant to Chapter 7 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Missouri, Case No. 97-40682-399. As reported on Forms 8-K dated January 26, 1998 and March 9, 1998, respectively, on January 16, 1998 the Company entered into a settlement agreement with the Bankruptcy Trustee, which was approved by the court on February 27, 1998, releasing Bentley and Windsor from all liability in connection with such bankruptcy. The order results in the release of liability of Bentley and Windsor by the Trustee and the Trustee's payment to certain note holders, resulting in a reduction of Bentley's general liabilities, as reflected on the consolidated balance sheet of Bentley and its subsidiaries, by approximately $1,259,000. In addition, Bentley will recognize approximately $1,174,000 of extraordinary income, or $0.42 per share, as a result of the reduction in liabilities and the elimination of the reserves established to cover potential liabilities resulting from the termination of Janco's operations.

     Currently, the Company is not a party to any legal proceeding, other than routine proceedings in the ordinary course of business, which are not anticipated to have a material adverse effect on its results of operation or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


                                   PART II


Item 5.  Market for Common Equity and Related Shareholder Matters

     In July, 1996, the Company's name was changed to Bentley International, Inc. from Megacards, Inc. and the Company's common stock symbol was changed to "BNTL" from "MEGX". The Company's Common Stock is traded on the Nasdaq OTC Bulletin Board. As of January 1, 1998, the number of shareholders of Common Stock was approximately 500. Set forth below are the high and low transaction prices as reported by the Nasdaq OTC Bulletin Board. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                Year Ended December 31,
                                                                    1997                                    1996
                                                      --------------------------------------------------------------------
                                                      High(1)(2)           Low(1)(2)          High(1)(2)           Low(1)(2)
First Quarter...........................                  $0.50               $0.16               $1.50               $0.75
Second Quarter..........................                   0.50                0.16                0.90                0.10
Third Quarter...........................                   0.75                0.25                0.45                0.15
Fourth Quarter..........................                   1.25                0.70                0.34                0.15
1/1/98 - 3/17/98                                           2.00                0.81                 N/A                 N/A

------------------
(1) Share prices have been adjusted to reflect a four-for-one stock dividend payable October 22, 1997 to shareholders of record on September 24, 1997.

(2) From November 19, 1995 to January 29, 1996 the Company's Common Stock was delisted from the Nasdaq Small Cap Market. The Company appealed such action and the stock was relisted effective January 29, 1996. The Company's stock was again delisted from the Nasdaq Small Cap Market in August 1996.

     Although there are no restrictions on dividends in the Company's corporate authority documents, funds for a dividend would come from a dividend from Windsor to the Company, which would be limited by the terms of a loan to Windsor from Norwest Business Credit, Inc. ("Norwest"). This loan includes a formula basis for paying dividends to Bentley and is incorporated herein as Exhibit 10.36.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Overview

     Windsor increased its income from operations to $1,330,663 in 1997 from $602,066 in 1996 primarily as a result of increased sales. In January, 1997, Windsor closed on new financing with Norwest, which provided Windsor with an asset based lending facility of up to $2.0 million, which management believes should provide Windsor with the financial resources needed to facilitate a continued reasonable growth in sales. Windsor plans to continue to develop innovative designs that are consistent with fashion trends, to ship orders promptly and to produce quality framed art and mirrors.

     The consolidated financial statements include the accounts of Bentley, Windsor, Alnick and Janco. All significant intercompany transactions have been eliminated from the consolidated financial statements.

     In 1996, the Company consolidated operations by closing Megacards' Iowa sales office and Megacards' Erie, Pennsylvania manufacturing facility, and moved all manufacturing and administrative functions of Megacards into the Janco facility located in St. Louis. In 1996, the Company purchased all of the outstanding common stock of Alnick Realty, Inc. ("Alnick"), the lessor of the Megacards' Erie facility, terminated Megacards' lease of the Erie facility and sold the real estate owned by Alnick to a third party. During the summer of 1996 the Company explored opportunities to divest itself of its Megacards division. A business combination was negotiated with Quality in which a limited partnership, Legends, was formed. Quality became the general partner, and owned 70% of the partnership, while the Company became a limited partner, owning 30% of the partnership. Substantially all of the assets of Megacards, other than accounts receivable, and all of the assets of Quality were contributed to Legends. The accounts receivable of Megacards were collected and applied toward the repayment of Megacards' secured debt.

     Janco experienced operating difficulties in 1996 that led management to decide to collect Janco's accounts receivable and apply the net proceeds to the repayment of Janco's senior secured debt. On January 24, 1997, three unsecured creditors of Janco filed a petition for involuntary bankruptcy. The Company and Windsor were liable for certain unpaid secured debts of Janco. On January 16, 1998, the Company entered into a settlement agreement with the Bankruptcy Trustee which requires Bentley to pay $85,000 in settlement for all claims against the Company. In exchange, the Bankruptcy Trustee agreed to pay certain note holders, all of whom were principal shareholders of Bentley, whose notes were secured in part by guaranties from the Company and Windsor, one-half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000.

     The Company is currently investigating acquisition opportunities. Discussions have not developed to the stage where any acquisitions appear likely. The Company is considering moving into a new line of business, speciality marketing and information management. Management is researching acquisition opportunities in this business because management believes that such businesses produce a very high return on equity, require little debt, generate substantial cash flow and possess significant growth potential. There can be no assurance that management's plan will have the desired results given economic conditions, product and service demands, competitive pricing and other factors.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The following table presents the results of operations for 1997 and 1996 by the Company's business segments, sports picture cards (Megacards) and decorative mirror/framed pictures (Windsor/Janco):

           [the remainder of this page is intentionally left blank]

                                                 1997                                              1996
                           ------------------------------------------------  -------------------------------------------------
                             Windsor/                  General                 Windsor/                  General
                              Janco      Megacards    Corporate     Total       Janco     Megacards     Corporate     Total
                                                          (In thousands, except per share data)
Net Sales.................     $12,713           $--         $--    $12,713      $16,652       $3,483        $  --     $20,135
Cost of sales.............       8,523            --          --      8,523       13,322        2,024           --      15,346
                           -----------  ------------ -----------  ---------  ----------- ------------  ----------- -----------
Gross Margin..............       4,190            --          --      4,190        3,330        1,459           --       4,789
Selling, general and
    administrative expenses      2,859            --         267      3,126        3,948        2,131           95       6,174
                           -----------  ------------ -----------  ---------  ----------- ------------  ----------- -----------
Income (loss)  from
     operations...........       1,331            --        (267)     1,064         (618)        (672)         (95)     (1,385)

Interest expense..........        (129)           --         (50)      (179)        (296)        (167)          --        (463)
Other income (expense)....         325            44          (1)       368         (102)          85         (141)       (158)
                           -----------  ------------ -----------  ---------  ----------- ------------  ----------- -----------
Income before extraordinary
    item..................       1,527            44        (318)     1,253       (1,016)        (754)        (236)     (2,006)
Extraordinary gain on
    extinguishment of debt       1,174            --          --      1,174           --           --           --          --
                           -----------  ------------ -----------  ---------  ----------- ------------  ----------- -----------
Net Income                      $2,701           $44       ($318)    $2,427      ($1,016)       ($754)       ($236)   ($2,006)
                           ===========  ============ ===========  =========  =========== ============  =========== ===========
Earnings (loss) per common
    share - basic
Income (loss) before
    extraordinary item....                                              $0.45                                          ($0.71)
Extraordinary Gain                                                       0.42                                              --
                                                                    ---------                                       -----------
                                                                        $0.87                                          ($0.71)
                                                                    =========                                       ===========
Earnings (loss) per common
    share - assuming dilution
Income (loss) before
    extraordinary item....                                              $0.44                                          ($0.71)
Extraordinary Gain                                                       0.41                                              --
                                                                     ---------                                      -----------
                                                                        $0.85                                          ($0.71)
                                                                     =========                                      ===========

     Windsor's and Janco's combined net sales decreased by $3,939,063 or 23%, from the year ended December 31, 1996. This decrease resulted from the termination of Janco's operations. Windsor's sales increased $1,083,291 or 9.3%, during 1997 verses 1996 due to improved marketing and availability of products.

     Cost of sales for the combined Windsor/Janco operations decreased $4,798,843, or 36%. This decrease was a result of the termination of Janco's operations. Windsor's costs of sales increased $303,798, or 3.7%. The increase in cost of sales at Windsor was attributable to the increase in Windsor's sales. However, Windsor's cost of sales as a percentage of sales decreased from 71% to 67%. The decrease at Windsor was primarily attributable to lower material and overhead costs.

     Selling, general and administrative expenses for Windsor and Janco decreased $1,089,294 from the year ended December 31, 1996 to 1997. The decrease was due to the termination of Janco's operations. Windsor's selling, general and administrative expenses remained relatively flat in 1997 as compared to 1996 at approximately $2,800,000.

     Interest expense for Windsor and Janco decreased during 1997 compared to 1996 due to decreased borrowings at Windsor and the payoff of Janco's bank debt in the first quarter of 1997.

     Megacards had no sales revenue in 1997 as compared to $3,482,730 in 1996. Other income of $44,000 is primarily the recovery of previously written off accounts receivable.

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 15 to the consolidated financial statements.

Liquidity and Capital Resources.

     During 1997, the Company's operating, investing and financing activities used approximately $250,000 of cash in the business. Cash generated by Windsor's profitable operation was approximately $1,100,000 and used to pay off notes totaling 1,390,000 approximately.

     Capital expenditures of approximately $55,000 were made in 1997, primarily for new equipment, furniture and fixtures at Windsor. Windsor is planning to buy or lease a new computer system, the purchase of which would be funded by the line of credit from Norwest or by a lease.

     The primary secured debt of Megacards and Janco was repaid in full in 1997 from collection of the accounts receivable. The secured debt of Windsor was refinanced with Norwest Business Credit in 1997. As of February 28, 1998, Windsor has available borrowing capacity sufficient to operate its business for a reasonable period of time.

     In March 1998 the Company retired the Janco debts which Bentley and Windsor guaranteed using funds from Windsor. The Company is not currently in discussions to sell any significant capital assets of the Company, except in the ordinary course of business.


Year 2000 Issue - Company

     The Company has reviewed its current computer system to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year.

     Regardless of the Year 2000 Issue, the Company is planning to upgrade its current computer system to a Windows based program. This change will also address the Year 2000 Issue and the new system will be Year 2000 compliant. The Company presently believes that, with the planned modifications to the existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Year 2000 - Suppliers

     The Company is in the process of contacting its major suppliers to discuss the Year 2000 Issue. There is no assurance that the suppliers will be able to respond adequately to the Year 2000 Issue, or that supplies or orders to the Company will not be affected.

Derivatives

     The Company does not invest in any derivatives. Its loans from outside sources are tied to market rates. The Company's investment portfolio does not include any derivatives.


          [The remainder of this page is intentionally left blank].

Item 7.       Financial Statements and Supplementary Data


                        Independent Auditors' Report

Board of Directors
Bentley International, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Bentley International, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bentley International, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          /s/ Rubin, Brown, Gornstein & Co. LLP
                                          RUBIN, BROWN, GORSTEIN & CO., LLP

St. Louis, Missouri
February 27, 1998

                 BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997


                                                      Assets

Current Assets
     Cash and cash equivalents                                                                    $   100,529
     Accounts receivable (net of allowance for returns and
         doubtful accounts of $151,000 - Note 7)                                                    1,886,527
     Inventories (Notes 4 and 7)                                                                    1,824,908
     Other current assets                                                                              83,621
                                                                                  ---------------------------
              Total Current Assets                                                                  3,895,585

Equipment And Leasehold Improvements (Notes 5 and 7)                                                  190,381

Other Assets                                                                                           69,800
                                                                                  ---------------------------

                                                                                                  $ 4,155,766
                                                                                  ===========================

                                       Liabilities and Stockholders' Equity
Current Liabilities
     Notes payable (Note 7)                                                                       $ 1,059,540
     Accounts payable and accrued expenses                                                          1,199,995
                                                                                  ---------------------------
              Total Current Liabilities                                                             2,259,535
                                                                                  ---------------------------

Excess Of Acquired Assets Over Cost (Note 8)                                                          298,127
                                                                                  ---------------------------

Stockholders' Equity
     Preferred stock, $0.01 par value; 1,000,000 shares authorized,
         none issued or outstanding                                                                        --
     Common stock, $0.18 par value; 10,000,000 shares authorized;
         2,813,285 shares issued and outstanding                                                      506,391
     Additional paid-in capital                                                                     1,500,178
     Retained earnings (accumulated deficit)                                                         (408,465)
                                                                                  ---------------------------
              Total Stockholders' Equity                                                            1,598,104
                                                                                  ---------------------------

                                                                                                  $ 4,155,766
                                                                                  ===========================

See the accompanying notes to consolidated financial statements.

                     BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For The Years Ended December 31, 1997 And 1996


                                                                                           Retained
                                                                           Additional      Earnings            Total
                                              Common Stock                    Paid-In        (Accum.   Stockholders'
                                  -------------------------------------
                                              Shares             Amount       Capital     (Deficit)           Equity
                                  ------------------ ---------------------------------------------------------------
Balance - January 1, 1996                    562,624          $ 101,272   $ 1,905,297   $  (828,771)    $  1,177,798

Net Loss                                          --                 --            --    (2,006,840)      (2,006,840)
--------------------------------- ------------------ ---------------------------------------------------------------

Balance - December 31, 1996                  562,624            101,272     1,905,297    (2,835,611)        (829,042)

Common Stock Dividend                      2,250,661            405,119      (405,119)           --               --

Net Income                                        --                 --            --     2,427,146        2,427,146
--------------------------------- ------------------ ---------------------------------------------------------------

Balance - December 31, 1997                2,813,285          $ 506,391   $ 1,500,178   $  (408,465)    $  1,598,104
================================= ================== ===============================================================

See the accompanying notes to consolidated financial statements.

                       BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                             For The Years
                                                                                           Ended December 31,
                                                                   ------------------------------------------------
                                                                                       1997                    1996
                                                                   ------------------------------------------------

Net Sales                                                                     $  12,713,313            $ 20,135,106

Cost Of Sales                                                                     8,523,636              15,346,429
------------------------------------------------------------------ ------------------------------------------------

Gross Margin                                                                      4,189,677               4,788,677

Selling, General And Administrative Expenses                                      3,125,874               6,173,897
------------------------------------------------------------------ ------------------------------------------------

Income (Loss) From Operations                                                     1,063,803              (1,385,220)

Interest Expense                                                                   (178,911)               (463,456)

Other Income (Expense)                                                              368,205                (158,164)
------------------------------------------------------------------ ------------------------------------------------

Income (Loss) Before Extraordinary Item                                           1,253,097              (2,006,840)

Extraordinary Item
     Gain on extinguishment of debt (Note 3)                                      1,174,049                      --
------------------------------------------------------------------ ------------------------------------------------

Net Income (Loss)                                                             $   2,427,146           $  (2,006,840)
================================================================== ================================================

Earnings (Loss) Per Common Share-Basic
     Income (loss) before extraordinary item                                  $        0.45           $      (0.71)
     Extraordinary gain                                                                0.42                     --
------------------------------------------------------------------ ------------------------------------------------

     Net Income (Loss) Per Common Share-basic                                 $        0.87           $      (0.71)
================================================================== ================================================

Earnings (Loss) Per Common Share - Assuming Dilution
     Income (loss) before extraordinary item                                  $        0.44           $      (0.71)
     Extraordinary gain                                                                0.41                      --
------------------------------------------------------------------ ------------------------------------------------

     Net Income (Loss) Per Common Share - Assuming dilution                   $        0.85           $      (0.71)
================================================================== ================================================

See the accompanying notes to consolidated financial statements.

                           BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For The Years
                                                                                            Ended December 31,
                                                                       -------------------------------------------
                                                                                         1997                 1996
                                                                       -------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                                           $  2,427,146         $ (2,006,840)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization                                            61,362              113,908
              Extraordinary gain on extinguishment of debt                         (1,174,049)                  --
              Amortization of excess of acquired assets over cost                    (325,230)            (325,230)
              Loss on sale of equipment                                                    --              699,568
              Loss on investment in partnership                                            --              236,936
              Net changes in assets and liabilities:
                  Decrease in accounts receivable                                     613,043            1,478,670
                  (Increase) decrease in inventories                                 (417,764)           3,050,291
                  Decrease in other current assets                                     46,547               23,236
                  Decrease in accounts payable and accrued
                           expenses                                                  (145,610)            (443,440)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                           1,085,445            2,827,099
------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Capital expenditures                                                             (55,352)            (121,214)
     Proceeds from notes receivable                                                   110,000                   --
     Proceeds from sale of property and equipment                                          --            1,573,321
     Payments for acquisition of subsidiary                                                --              (85,000)
     Proceeds from long-term investments                                                   --              109,038
------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                              54,648            1,476,145
------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Net payments under lines of credit                                            (1,237,471)          (2,809,107)
     Repayments of long-term debt                                                     (66,867)          (1,354,249)
     Payments on notes payable to stockholders                                        (85,025)             (36,000)
------------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                              (1,389,363)          (4,199,356)
------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                                 (249,270)             103,888

Cash And Cash Equivalents - Beginning Of Year                                         349,799              245,911
------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Year                                          $    100,529         $    349,799
==================================================================================================================

Supplemental Disclosure Of Cash Flow Information
     Interest paid                                                               $    170,039         $    473,508
------------------------------------------------------------------------------------------------------------------
     Noncash investing and financing activities (Note 13)
------------------------------------------------------------------------------------------------------------------

                       BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997 And 1996


1.   Summary Of Significant Accounting Policies

     Basis Of Consolidation

         The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor"), Janco Designs, Inc. ("Janco") and Alnick Realty Company, Inc. ("Alnick"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

     Inventories

         Inventories are stated at the lower of cost or market. Inventory costs have been determined by the last-in, first-out (LIFO) method.

     Equipment And Leasehold Improvements

         Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed on the straight-line method. The assets are depreciated and amortized over periods ranging from five to seven years.

     Investment In Partnership

         The Company has a 30% interest in Legends, L.P., a New York limited partnership. The investment is accounted for using the equity method and carried at cost adjusted for a permanent impairment and the Company's share of undistributed earnings or losses.

     Excess Of Acquired Assets Over Cost

         Excess of acquired assets over cost in connection with the acquisition of Windsor Art, Inc. is treated as negative goodwill and is amortized on the straight-line basis over five years.

     Income Taxes

         Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse. As more fully discussed in Note 11, the Company has established a full valuation allowance for its net deferred tax assets.

     Earnings (Loss) Per Common Share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effects of options, warrants and convertible securities by making the assumption that all of these optional warrants and convertible securities had been exercised. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

     Stock-Based Compensation

         The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations. The Company elected to continue using the intrinsic value method to account for the stock-based compensation plan. SFAS 123 requires companies electing to continue to use the intrinsic value method to make certain pro forma disclosures (see Note 16).

2.   Operations

     Nature Of Operation

         Bentley International, Inc., ("Bentley"), formerly Megacards, Inc., designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. Megacards, Inc. became Bentley in June 1996 as the Board of Directors believed that the change of the Corporate name would better reflect the broadening of the scope of the businesses of the Company. Windsor and Janco manufacture and distribute decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, the Company discontinued its Janco product line and sold its sports picture card business segment in order to reduce costs and to improve its liquidity position (see Note 3).

     Business Combinations

         Pursuant to an agreement dated April 29, 1996, the Company acquired all the outstanding shares of Alnick for $85,000. Alnick was an affiliated company prior to the acquisition. The acquisition was accounted for as a purchase.

     Stock Dividend And Reverse Stock Split

         On July 8, 1996, the Company's Board of Directors authorized a one-for-six reverse stock split of the Company's common shares, and an increase in the par value, from $0.03 to $0.18.

         On September 3, 1997, the Company's Board of Directors authorized a four-for-one stock dividend, to be distributed October 22, 1997, to shareholders of record September 24, 1997, which had the effect of a five-for-one stock split, except that the par value remained $0.18 per share. All share and per share amounts have been adjusted retroactively to reflect the stock dividend and reverse stock split.

3.   Sale Of Business Segment And Discontinued Line Of Business

     Sale Of Business Segment

         In August 1996, the Board of Directors of the Company adopted a plan to restructure the sports picture cards business segment (Megacards). In September 1996, certain assets and liabilities, consisting primarily of inventory and equipment, were transferred to Legends, L.P., a New York limited partnership, for a 30% limited partnership interest and a note in the principal amount of $110,000. Such transfer was partly a sale and partly a contribution to capital. There was no gain or loss on disposal, as net assets were either sold or transferred to Legends at their net book value, which approximated fair value. Legends, L.P. is in the sports picture card business and since the Company has a 30% equity interest in the limited partnership, the activity of the sports picture card business segment is part of continuing operations of the Company. The note in the amount of $110,000 was paid in full in 1997.

     Discontinued Line Of Business

         On December 27, 1996, Janco discontinued its operations due to historical losses in an effort to reduce costs and improve overall liquidity of the Company. Janco's operations represented a line of business within the decorative mirrors and framed pictures segment, and as such, the termination of operations is not considered discontinued operations of a business segment. Certain assets of Janco consisting of inventory and equipment were sold to a third party prior to December 31, 1996. In 1996, the loss on disposition of Janco's assets was $427,062. The net loss prior to the disposal date was $1,356,883. Basic and diluted net loss per share related to Janco's operating losses and loss on disposal were $(0.48) and $(0.15), respectively.

         On January 24, 1997, an involuntary bankruptcy case was filed against Janco, and on February 18, 1997, Janco consented to the involuntary filing as a Chapter 7 debtor. As reported on Form 8-K, filed by the Company January 26, 1998, the Bankruptcy trustee, Bentley, certain shareholders who hold promissory notes of which Janco was the maker and Bentley and Windsor are the guarantors ("noteholders"), and other parties related to such shareholders entered into a stipulation for settlement agreement, pursuant to which Bentley agreed to pay, subject to court approval of the stipulation agreement to the bankruptcy estate, $85,000 in exchange for a full release of Bentley, Windsor, certain of Bentley's shareholders and certain present and past officers and directors from all claims of the trustee. In addition, the bankruptcy estate agreed to pay to the noteholders one-half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000. The court approved the stipulation agreement on February 27, 1998. The release of liability of the Company by the Trustee resulted in a $1,258,838 reduction of the Company's general liabilities. As a result of the reduction in liabilities and the elimination of the reserves established to cover potential liability resulting from the termination of Janco, an extraordinary gain is
     recognized  in  1997  as  reflected  on  the   Consolidated   Statement  of
     Operations.

     The following is a summary of the results of operations of Janco for the years ended December 31, 1997 and 1996:

                                                                        1997                1996
                                                         ---------------------------------------

Net sales                                                        $        --       $   5,022,354
Costs and expenses                                                        --           6,806,299
------------------------------------------------------------------------------------------------

Loss Before Extraordinary Item                                            --          (1,783,945)

Extraordinary gain on extinguishment
     of debt                                                       1,174,049                  --
------------------------------------------------------------------------------------------------

Net Income (Loss)                                                $ 1,174,049       $ (1,783,945)
================================================================================================

Basic Net Income (Loss) Per Share                                $      0.42       $      (0.63)
================================================================================================


4.   Inventories

         Inventories consist of:

Raw materials                                                           $ 1,096,627
Finished goods                                                              909,477
                                                                -------------------
                                                                          2,006,104

Less:  Adjustment from FIFO to LIFO                                         181,196
                                                                -------------------

                                                                        $ 1,824,908
                                                                ===================

         If the FIFO basis had been used, net income for the year ended December 31, 1997 would have increased by $56,056 and net loss for the year ended December 31, 1996 would have increased by $32,419.

5.   Equipment And Leasehold Improvements

         Equipment and leasehold improvements consist of:

Furniture and fixtures                                                    $ 185,799
Machinery and equipment                                                      72,938
Leasehold improvements                                                      112,789
                                                                -------------------
                                                                            371,526

Less:  Accumulated depreciation and amortization                            181,145
                                                                -------------------

                                                                           $190,381
                                                                ===================

         Depreciation and amortization charged against income amounted to $61,362 in 1997 and $113,908 in 1996.

6.   Investment In Partnership

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

         The investment was originally recorded at $286,936. At December 31, 1996, the asset was considered to be permanently impaired due to the financial position of Legends. The impairment was estimated to be $236,936 based on an estimate of net realizable value less disposition costs. Unaudited condensed financial information of Legends, L.P. is as follows:

                                 CONDENSED BALANCE SHEET
                                    December 31, 1997

Current Assets                                                                  $1,420,687
Fixed Assets (net of accumulated depreciation)                                     209,446
Other Long-Term Assets                                                              14,782
                                                                   -----------------------
                                                                                $1,644,915
                                                                   -----------------------

Current Liabilities                                                               $487,297
Long-Term Debt                                                                     655,440
Partners' Capital                                                                  502,178
                                                                   -----------------------
                                                                                $1,644,915


                              CONDENSED STATEMENT OF INCOME
                           For the year ended December 31, 1997

Net Sales                                                                       $3,374,730
Cost of Sales                                                                    1,803,487
                                                                   -----------------------
Gross Profit                                                                     1,571,243
General and Administrative Expenses                                              1,507,296
                                                                   -----------------------
Income from Operations                                                              63,947
Other Expenses                                                                      29,847
                                                                   -----------------------
Net Income                                                                         $34,100
                                                                   -----------------------

         The investment in Legends, amounting to $50,000 at December 31, 1997 and 1996 is included in other assets on the consolidated balance sheet.

7.   Notes Payable

         Notes payable consist of:

Borrowings under a $2,000,000 line of credit secured
by all  business assets of Windsor, bearing interest at
the prime rate plus 1.5%, due December 1, 1998                          $   730,565

Notes payable - stockholders,  secured by collateral
agreement,  subordinate to third party debt, bearing
interest at the prime rate plus 2%, due March 1998
and guaranteed by the Company and Windsor                                   328,975
                                                                 ------------------

                                                                        $ 1,059,540
                                                                ===================

         The  line-of-credit   agreement  contains  covenants  imposing  certain
     restrictions and requirements as follows:

         1. Windsor's minimum debt service coverage ratio shall not be less than 3 to 1.

         2. Windsor's net income shall not be less than a negative $25,000 per month.

         3. Windsor's minimum book net worth shall not be less than $765,000, excluding excess of acquired assets.

         4. Key person life insurance at $2,000,000 must be maintained on the Chairman of the Company.

         5. Capital expenditures by Windsor cannot exceed $150,000 in the aggregate for the year, $80,000 of which shall be used only for the purchase of upgraded computer equipment. In addition, no more than $25,000 can be spent in any one transaction.

         6. Salaries cannot increase by more than 10% in any one year for any director, officer, or consultant or their families.

         Windsor was not in compliance with requirement number 6 at December 31, 1997. However, the covenant was subsequently waived by the bank.

         Interest expense on notes payable to stockholders amounted to $49,628 and $138,880 in 1997 and 1996, respectively.

         The Company's weighted average interest rate on borrowings under lines of credit was 9.94% and 8.37% in 1997 and 1996, respectively.

8.   Excess Of Acquired Assets Over Cost

         In November 1993, Windsor purchased certain operating assets of a company operating under the protection of the bankruptcy laws. The acquisition was accounted for as a purchase and the Company's equity in the assets acquired exceeded the purchase price by approximately $1,627,000. This excess of acquired assets over cost ("negative goodwill") is being amortized over a five-year period.

9.   Fair Value Of Financial Instruments

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

10.      Deferred Compensation Plan

         On December 31, 1997, the Company froze a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan was qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan also provided for discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. There were no Company contributions to the 401(k) plan in 1997 or 1996.

         Effective January 1, 1998, the Company adopted a qualified SIMPLE-IRA plan. All employees who are reasonably expected to earn at least $5,000 per year are eligible to participate. Under this plan, the employee can contribute through payroll deductions up to $6,000 to the IRA. The Company will match up to 3% of each employee's salary into the plan.

11.      Income Taxes

         As discussed more fully below, the Company is in a net operating loss position and has established a full valuation allowance for any net operating loss carryforward benefits, as well as any other net deferred tax assets. Consequently, there is no provision for income taxes for 1997 or 1996.

         Deferred income taxes represent the effect of temporary differences between the tax basis of assets and liabilities and the amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also include the value of net operating loss carryforwards. Management has determined that based on the Company's history of prior operations and its expectations for the future, the net deferred tax assets of the Company may not be realizable, and consequently, a valuation allowance has been recognized to offset the otherwise recognizable net deferred tax assets. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities and the corresponding valuation allowance as of December 31, 1997 are as follows:

Deferred Tax Assets
     Allowance for doubtful accounts                                 $       51,000
     Investment in limited partnership                                      175,000
     Net operating loss carryforwards                                     1,496,000
                                                                -------------------
         Gross Deferred Tax Assets                                        1,722,000

Deferred Tax Liability - LIFO Inventory                                   (344,000)
                                                                -------------------

Net Deferred Tax Asset                                                    1,378,000

Valuation Allowance                                                     (1,378,000)
                                                                -------------------

                                                                    $           --
                                                                ===================

         At December 31, 1997, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $4,395,000 which expire in varying amounts through 2011. Certain of the available net operating loss carryforwards relate to operations prior to the Business Combination and are limited as to their use by the separate return limitation regulations. As of December 31, 1997, approximately $1,100,000 of the net operating loss carryforwards are limited by such regulations. As a result of the ownership change in connection with the Business Combination, these net operating loss carryforwards are also limited in their use on an annual basis pursuant to section 382 of the Internal Revenue Code of 1986, as amended.

12.      Related Party Transactions

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

     Sublease Retail Space

         The Company leases retail space (see Note 14) under an operating lease which expires on February 28, 2001. In October 1995, the Company sold its inventory related to this retail store operation and entered into a sublease for the space with a corporation whose stockholders include a family member of a former Director of the Company. The sublease runs from January 1, 1996 through June 30, 1998 and all rents are paid directly to the lessor by the sublessee. In consideration for the sale, the Company received a note for $90,000 which was paid as of December 31, 1996.

     Other

         The Company is paying a trust, of which a stockholder/officer is a trustee, $2,000 per month, beginning December 1996, for use of a condominium located in Newport Beach, California, within a short drive from Windsor's production facility, by certain company employees, customers and sales representatives. The arrangement can be terminated by either party.

13.      Supplemental Statement Of Cash Flow Information

         The  Company  had  no  significant   noncash   investing  or  financing
     activities for the year ended December 31, 1997.

         In September 1996, the Company transferred certain net assets of its sports picture card segment for a 30% limited partnership interest in Legends, L.P., a newly formed limited partnership, and a note for $110,000. The net amounts transferred are as follows:

Inventory                                                                $  556,069
Equipment                                                                   283,198
Accounts payable                                                           (396,826)
                                                                -------------------
                                                                            442,441
Less:    Note receivable                                                   (110,000)
         Advances receivable                                                (45,505)
                                                                -------------------

Net Assets Transferred                                                   $  286,936
                                                                ===================

         In April 1996, the Company terminated a capital lease agreement for its sports picture card warehouse and processing facility when the Company acquired the lessor. The Company wrote off property under the capital lease of $1,380,299 and the capital lease obligation of $1,889,007.

14.      Commitments

     Lease Commitment

         The Company leases office, production facility, showroom facility and retail space under operating leases which expire over the next four years. Certain of these leases provide for standard annual increases in base rent. Total rent expense under all operating leases was $419,311 in 1997 and $447,909 in 1996.

         The future minimum annual rentals under the lease are as follows:

                                                   Total                                    Net
                                                   Lease            Sublease              Lease
                                             Commitments              Income        Commitments
                                     ------------------- --------------------------------------
1998                                           $ 395,790            $ 34,200          $ 361,590
1999                                             136,449                  --            136,449
2000                                              65,631                  --             65,631
2001                                              34,200                  --             34,200
-------------------------------------------------------- --------------------------------------

                                               $ 632,070            $ 34,200          $ 597,870
======================================================== ======================================

15.      Earnings (Loss) Per Common Share

         For 1997 and 1996, the computation of basic and diluted earnings (loss) per common share is as follows:

                                                                        1997               1996
                                                        ---------------------------------------
Numerator:
     Net income (loss) before extraordinary gain                 $ 1,253,097       $ (2,006,840)
     Extraordinary gain                                            1,174,049                 --
-----------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     (loss) per share - income (loss) available
     to common shareholders                                       $2,427,146        $(2,006,840)
===============================================================================================


Denominator:
     Weighted average number of common
         shares used in basic EPS                                  2,813,285          2,814,285
     Effect of dilutive securities:
         Common stock options                                         41,169                 --
-----------------------------------------------------------------------------------------------
Weighted number of common shares and
     dilutive potential common stock used
     in diluted EPS                                                2,854,454          2,814,285
===============================================================================================

         For 1996 options on shares of common stock were not included in computing diluted EPS because their effect is antidilutive.

         For additional disclosures regarding stock options, see Note 16.

16.      Stock Option Plans

         The Company's 1991 Stock Option Plan (the "1991 Plan") provides for granting to eligible employees, officers and consultants of the Company, options to purchase a maximum of 291,667 shares of the Company's common stock. The Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the

     Internal Revenue Code, as well as the granting of nonqualified stock options. All options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and a maximum term of ten years.

         The Board of Directors of the Company may, in its sole discretion, amend or terminate the Plan at any time, provided, however, that it may not, without stockholder approval, change (a) the maximum number of shares for which options may be granted under the Plan; (b) the minimum option price; (c) the maximum period during which an option may be granted or exercised; or (d) the eligibility provisions regarding employees to whom options may be granted.

         The Company also has a non-qualified stock option plan (the "1995 Plan") which provides for granting to eligible employees of the Company or its subsidiaries options to purchase a maximum of 300,000 shares of he Company's stock. The purchase price of the stock subject to each option granted shall not be less than the par value of such stock subject to the option. The term of each option granted pursuant to the 1995 Plan shall not be more than ten years from the date of grant.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method set forth under SFAS 123, the Company's net income
     (loss) and net income (loss) per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

                                                                        1997               1996
                                                        ---------------------------------------
Net Income (Loss) From Operations
         As reported                                             $ 2,427,146       $ (2,006,840)
         Pro forma                                               $ 2,348,690       $ (2,032,564)

Net Income (Loss) Per Common Share
         As reported                                             $      0.87       $      (0.71)
         Pro forma                                               $      0.84       $      (0.72)

Net Income (Loss) Per Common Share -
     Assuming Dilution
         As reported                                             $      0.85       $      (0.71)
         Proforma                                                $      0.82       $      (0.72)

         The weighted-average fair value of options granted was $0.39 and $0.16 for the years ended December 31, 1997 and 1996, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        1997               1996
                                                        ---------------------------------------
Expected life                                                              3                  3
Interest rate                                                           8.5%               8.5%
Volatility                                                           194.38%             63.95%
Dividend yield                                                             0                  0

       A summary of stock option activity for 1997 and 1996 is as follows:


                                                                                          Weighted
                                                                                           Average
                                                        Number             Price          Exercise
                                                     Of Shares         Per Share             Price
                                             -----------------------------------------------------

Balance - December 31, 1995                            113,805          $2.40                $2.40
Granted                                                149,995      $0.25 - $1.20            $0.50
Exercised                                                   --                --                --
Forfeited/expired                                     (101,860)         $2.40                $2.40
-------------------------------------------- -----------------------------------------------------
Balance - December 31, 1996                            161,940     $0.25 - $2.40             $0.64
Granted                                                 68,000     $0.25 - $0.30             $0.30
Exercised                                                   --                --                --
Forfeited/expired                                      (28,607)    $0.60 - $2.40             $1.35
-------------------------------------------- -----------------------------------------------------

Balance - December 31, 1997                            201,333     $0.25 - $1.20             $0.42
============================================ =====================================================


         The  following  table  summarizes   information   about  stock  options
     outstanding at December 31, 1997:

                            Number of Options           Weighted Average
Range of Exercise           Outstanding and             Remaining Years of          Weighted Average
Prices                      Exercisable                 Contractual Life            Exercise Price
 $0.25 - $1.20                  201,333                      8.66                       $0.42


17.      Business Segments

         The Company currently classifies its manufactured products into two core business segments: (a) sports picture cards and (b) decorative mirrors and pictures. Information concerning the Company's business segments including general corporate activities is as follows:

                                                                Decorative Mirrors And               General
                                  Sports Picture Cards              Framed Pictures                 Corporate
                               ---------------------------   -----------------------------    ----------------------
                                       1997         1996              1997          1996             1997       1996
                               ----------------------------------------------------------- -------------------------
Identifiable assets                  $ 69,800     $278,480     $   4,076,634   $ 4,391,491       $   9,332    $92,902
Net sales                                  --    3,482,730        12,713,313    16,652,376             --         --
Operating (loss) income                    --     (672,145)        1,330,663      (618,411)       (266,860)   (94,664)
Capital expenditures                       --        4,824            55,352       116,390             --         --
Depreciation and amortization              --       28,315          (263,868)     (239,637)            --         --

         Included in the depreciation and amortization of the decorative mirrors and framed pictures segment is $325,230 related to the amortization of negative goodwill in 1997 and 1996 (see Note 8).

18.      Significant Customers And Suppliers

         During 1997 and 1996, sales to one customer approximated 21% and 14% of total consolidated net sales, respectively. Accounts receivable from the customer amounted to approximately $251,000 and $373,000 at December 31, 1997 and 1996, respectively. As a percent of sales of Windsor only, sales to this customer approximated 21% and 24% of Windsor's total net sales in 1997 and 1996, respectively. Purchases from two suppliers represented 26% and 25% of total purchases for 1997. Accounts payable from the two suppliers amounted to $42,397 for 1997. There were no significant suppliers for 1996.


               [The remainder of this page intentionally left blank.]

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As  reported  on a Form 8-K dated  October 9, 1996 and a Form  8-K/A  dated
October 9, 1996, which are incorporated herein as Exhibit (b) on October 9, 1996, the Company dismissed the accounting firm of Deloitte & Touche, LLP as its principal independent accountant. The former principal accounting firm's report on the financial statements for each of the past two years contained a qualification with respect to the Company's ability to operate as a going concern. The Company's Board of Directors approved the decision to change accounting firms. There were no disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     Lloyd R. Abrams, 44, has served as President, Chief Executive Officer and director of the Company since July 1995 and as Assistant Secretary since September 1997. From November 1993 until August, 1997, he served as President of Windsor, and since August 1997 as sole Director and Assistant Secretary. For more than three years prior to joining Windsor, he was President of Abrams, Rothman & Company, a real estate development firm. Mr. Abrams has a Bachelors of Science in Civil Engineering, a Masters of Business Administration and a Juris Doctorate.

     Janet L. Salk, 40, has served as a director of the Company since July 1995. Ms. Salk principally has engaged in family, civic and charitable activities for more than the past five years. Ms.Salk is the spouse of Lloyd R. Abrams. Ms. Salk has Bachelor of Arts, Masters in Social Work and Masters in Counseling degrees.

     Robert L. Wolfson, 80, served as Chairman of the Board of the Company from October 1991 until October 1997 and prior to such time he served as an unpaid consultant to the Company. Mr. Wolfson has been President of Wolfson Capital Ventures, Ltd., a private investment firm, for more than the past five years. Mr. Wolfson resigned as a Director in October, 1997.

     Ramakant Agarwal, 42, was appointed to the Board of the Company on January 1, 1998, and has served as Chief Financial Officer and Vice President of the Company since January 1997, and Secretary since September 1997. He has served as Chief Financial Officer and Vice President of

Windsor since January 1997, and Secretary since August 1997. From April 1996 to July 1996, Mr. Agarwal served as a consultant to Retix, Inc., an Internet hardware, software and telecommunications company. From January 1993 to February 1996, Mr. Agarwal served as Vice President of Finance and Corporate Planning for Sun West Mortgage Company, Inc., a non-supervised mortgage company. From January 1992 to December 1992, Mr. Agarwal served as Chief Financial Officer of DXL USA, Inc., a developer of specialized mass flow controllers for semi-conductor manufacturing equipment. Mr. Agarwal has a CPA.

              Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During 1997, to the best of the Company's knowledge, all Section 16(a) filing requirements applicable to Reporting Persons were complied with, except that Ramakant Agarwal failed to file timely a Form 3 upon becoming an executive officer of the Company.

Item 10.      Executive Compensation.

     The following table sets forth the compensation of the named executive of the Company for each of the last three years:

                            Summary Compensation Table

                                                     Annual Compensation                       Long-Term Compensation
                                             ----------------------------------  --------------------------------------------
                                                                                                 Securities
                                                                      Other        Restricted    Underlying
                                                                      Annual         Stock        Options/       All Other
                                           Salary       Bonus      Compensation      Awards       SARs (#)      Compensation
 Name & Principal Position     Year         ($)          ($)           ($)            ($)            (#)            ($)
--------------------------- ----------  ------------ -----------  -------------- -------------- -------------  --------------
Lloyd R. Abrams (1)         1997        284,423      10,000
     President and Chief    1996        265,000          --             --             --              --             --
     Executive Officer      1995         85,095          --             --             --              --             --
Ramakant Agarwal (2)        1997        101,923      20,000                                        28,000
   Chief Financial Officer, 1996             --          --
   Vice President and Secretary

--------------------
(1) Mr. Abrams became an executive  officer of the Company in July 1995.
(2) Mr. Agarwal became an executive officer of the Company in January 1997.

                                              % of Total
                          # of Securities     Options/SARs
                          Underlying          Granted to
                          Options/SARs        Employees in       Exercise or Base     Market Price          Expiration
Name                      Granted (#)         Fiscal Year        Price ($/Sh)         at Date of Grant      Date
Ramakant Agarwal          28,000              41%                $0.30                approx. $0.30         2/28/07


                                                                         # of Securities          Value of
                                                                         Underlying               Unexercised In-the-
                                                                         Unexercised              Money
                          Shares Acquired                                Options/SARs at          Options/SARs at
Name                      on Exercise ($)        Value Realized ($)      FY-End                   FY-End
Ramakant Agarwal          0                      N/A                     28,000 (options)         $47,600 (all
                                                                                                  exercisable)



Item 11.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the beneficial ownership of shares of the Company's Common Stock as of March 17, 1998 held by: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each person who is a director; and (iii) all the Company's directors and officers as a group. Unless otherwise indicated, all shares are held with sole voting and investment power.


              Name and Address                              Shares Owned(1)               Percent of Class(1)
Group comprised of Lloyd R. Abrams, Richard B.
     Rothman and Leo M. Rogers (the "Voting
     Trust Group")
     9719 Conway Road
     St. Louis, Missouri 63124.......................       2,117,500    (2)                 75.27%
Lloyd R. Abrams as Voting Trustee of the Voting
     Trust, dated July 17, 1995
     9719 Conway Road
     St. Louis, Missouri 63124.......................       2,117,500    (2)(3)              75.27
Lloyd R. Abrams
     9719 Conway Road
     St. Louis, Missouri 63124.......................       1,281,000    (2)(3)              45.54
Richard B. Rothman
     7700 Bonhomme, 7th Floor
     St. Louis, Missouri 63105.......................          423,500   (4)                 15.05






Leo M. Rodgers
     7167 Westmoreland Drive
     St. Louis, Missouri 63130.......................          448,915   (4)(5)              15.96
Janet L. Salk
     9719 Conway Road
     St. Louis, Missouri 63124.......................              --                           --
Ramakant Agarwal
     9101 Perkins Street
     Pico Rivera, California 90660...................           53,000   (6)                  1.9
All directors and executive officers as a group (5
     persons)........................................        2,206,415                       78.4%

-----------------------
(1) Each beneficial owner's percentage ownership is based upon 2,813,285 shares of the Company's Common Stock issued and outstanding as of March 17, 1998 and is determined by assuming options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 17, 1998 have been exercised.

(2) In a Statement on Schedule 13D (the "Schedule 13D") filed with the Securities and Exchange Commission (the "SEC") by the Voting Trust Group and its members, the Voting Trust Group has reported that 2,117,500 shares of the Company's Common Stock were issued to the Voting Trustee under the Voting Trust Agreement. Under the Voting Trust Agreement, Mr. Abrams retains voting power over shares of the Company's Common Stock deposited herein.

(3) In a Form 5 dated January 27, 1997, Mr. Abrams reported that certain shares of the Company's Common Stock attributed to him are beneficially owned by him as trustee of each of The Abrams Family Trust, The Stacey, Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust in the amounts of 847,000 shares, 222,250 shares and 211,750 shares, respectively. Mr. Abrams has sole investment power over all such shares of the Company's Common Stock.

(4) In the Schedule 13D, Mr. Rothman and Mr. Rodgers reported that, shares of the Company's Common Stock issued pursuant to the Agreement that are attributable to Mr. Rothman and Mr. Rodgers were issued in the name of the Voting Trustee. Under the Voting Trust Agreement, the voting Trustee retains voting power of shares of the Company's Common Stock deposited therein. Mr. Rothman and Mr. Rodgers retain investment power with regard to the number of shares of the Company's Common Stock attributed to each of them.

(5) In a Form 5 dated February 14, 1997, Mr. Rodgers reported that he beneficially owns 448,915 shares of the Company's Common Stock.

(6) Includes 28,000 shares of the Company's Common Stock issuable upon exercise of stock options.

Item 12.      Certain Relationships and Related Transactions.

     The  Company's executive  compensation program is  administered  under  the
direction of the  Board of Directors.   Mr. Abrams is a  member of the  Board of
Directors and served as an executive officer of the Company.

     Until April 1996, the Company had leased its Erie, Pennsylvania production facility pursuant to a Project Sublease, dated as of February 4, 1991 (the "Sublease"), with Alnick Realty Co. ("Alnick"). Mr. Wolfson was a shareholder of Alnick. The Sublease was for a minimum term expiring January 2006. The Sublease originally provided for a base rental of $375,000 per year, subject to increase under certain circumstances based upon the minimum employment level requirements specified in Alnick's industrial development loan. The Company was obligated under the Sublease to pay Alnick additional rent equal to the amount of ad valorem taxes which would be payable on the property if it were subject to such taxes and to pay all real estate taxes and insurance on the property. Subsequent to the Business Combination, Alnick agreed to reduce the rent payments payable under the Sublease to an amount equal to the sum of: (i) the debt payments to be made by Alnick on the underlying debt attributable to the property; and (ii) all out-of-pocket tax liability incurred by the Alnick shareholders as a result of rent payments by the Company in view of Alnick's status as an S-Corporation for income tax purposes. Additionally, Alnick agreed to waive all accrued but unpaid rents (aggregating $250,000) which accrued prior to July 17, 1995. On April 29, 1996, the Company purchased the outstanding shares of Alnick's capital stock for $85,000, sold Alnick's and its interests in the Erie, Pennsylvania production facility and terminated its obligations under the Sublease.

     Janco borrowed money from certain principal shareholders, which borrowings were guaranteed by Bentley and Windsor. As of March 13, 1998, the Company repaid all such borrowings.

     The Company subleases retail space to a corporation whose stockholders include a family member of a former Director of the Company. The sublease runs from January 1, 1996 to June 30, 1998. In October 1995, the Company sold its retail inventory located in the space to this corporation and received payment of $90,000 as of December 31, 1996.

     Windsor pays Mr. Abrams, as Trustee, an allowance of $2,000 per month for use of a condominium by certain Company employees, customers and sales representatives which is located in Newport Beach, California, and which is owned by The Janet L. Salk Children's Trust. This arrangement can be terminated by either party.


                                      PART IV

Item 13.      Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Ex. No.       Description

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

4.2 Form of Warrant Agreement for Underwriter's Warrants filed as Exhibit No. 4.2 to Registrant's Registration Statement on Form S-18 (Reg.No. 33-42393C) is incorporated herein by this reference.

9.1 Voting Trust Agreement, dated July 17, 1995, by and among Lloyd Abrams, as Voting Trustee, Richard B. Rothman, Lloyd R. Abrams as Trustee of each of the Abrams Family Trust, The Stacey Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust filed as Exhibit 9.1 to Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

10.1          Megacards   Stock   Option   Plan  filed  as  Exhibit  No.  10  to
              Registrant's Form 10-K for the year ended December 31, 1991 is incorporated herein by this reference.

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

10.5 Form of Option Agreements between Registrant and Andrew S. Wolfson and M. Erwin Bry, III, filed as Exhibit No. 10.14 to Registrant's Registration Statement on Form S-18 (Reg. No. 33-42393C) are incorporated herein by this reference.

10.6 Credit Enhancement Agreement, dated August 7, 1991, between Registrant and Alnick Realty Co. filed as Exhibit No. 10.15 to Registrant's Registration Statement on Form S-18 (Reg. No. 33-42393C) is incorporated herein by this reference.

10.7 Leases between 123 Main Street Corporation and Registrant filed as Exhibit No. 10.17 to Registrant's Registration Statement on Form S-18 (Reg. No. 33-42393C) are incorporated herein by this reference.

10.8 Lease Amendment, dated August 22, 1991, by and between Registrant and Alnick Realty Co., filed as Exhibit No. 10.20 to Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

10.9 Lease, dated October 1, 1991, between Fitz-Randolph Labagh Properties, Inc. and Registrant, filed as Exhibit No. 10.22 to Registrant's Form 10-K for the year ended December 31, 1991 is incorporated herein by this reference.

10.10 Lease, dated December 1, 1991, between Fitz-Randolph Labagh Properties, Inc. and Registrant, filed as Exhibit No. 10.23 to Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

10.12 Lease, dated July 15, 1993, between Fitz-Randolph Labagh Properties, Inc. and Registrant filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1993 is incorporated herein by this reference.

10.13 First Amendment to Lease, dated September 15, 1993, by and between John Hancock Mutual Life Insurance Company and Registrant filed as
              Exhibit 10.31 to the Registrant's form 10-K for the year ended December 31, 1993 is incorporated herein by this reference.

10.14         Agreement, dated as of July 17, 1995, by and among Registrant, Leo
              M. Rodgers, Richard B. Rothman, The Abrams Family Trust, The Stacey Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust and Lloyd R. Abrams as Voting Trustee under that certain Voting Trust Agreement dated July 17, 1995 by and among Richard B. Rothman, Lloyd R. Abrams as Trustee of each of the Abrams Family Trust, The Stacey Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust filed as Exhibit
              2.1 to the Registrant's Form 8-K dated July 24, 1995 is incorporated herein by this reference.

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

10.19 Promissory Note, dated July 17, 1995, in the principal amount of $400,000 payable by Windsor to Lloyd R. Abrams, Trustee of the Janet L. Salk Children's Trust filed as Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

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

10.22 Promissory Note, dated July 17, 1995, in the principal amount of $37,500 payable by Janco to Richard B. Rothman, Trustee of the Winter Trust filed as Exhibit 10.44 to Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

10.23 Promissory Note, dated July 17, 1995, in the principal amount of $37,500 payable by Janco to Richard B. Rothman, Trustee of the Winter Trust filed as Exhibit 10.44 to Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

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

10.27 Sublease Agreement, dated October 9, 1995, by and between Bentley International, Inc. and Jeanandy, Inc., filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

10.28 Asset Purchase Agreement, dated October 9, 1995, by and between the Registrant and Jeanandy, filed as Exhibit No. 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

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

10.31 Industrial Modified Gross Lease, dated September 15, 1995, by and between Janco Designs, Inc. and Tele-Systems Investments, L.L.C. filed as Exhibit No. 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by this reference.

10.32 Agreement to Form Joint Venture Dated September 13, 1996, by and among Excell Recycling, Inc.; Quality Baseball Cards, Inc. and
              Bentley International, Inc. filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 27, 1996 is incorporated by this reference.

10.33 Limited Partnership Agreement Legends, LP dated September 12, 1996, by and among Excell Recycling, Inc.; Quality Baseball Cards, Inc. and Bentley International, Inc. filed as Exhibit 2.2 to the Registrant's Current Report on 8-K dated September 27, 1996 is incorporated by this reference.

10.34 Eighth Amendment to Revolving Credit Loan Agreement, dated as of April 1, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit 10.34 to the

              Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 is incorporated by this reference.

10.35 Tenth Amendment to Revolving Credit Loan Agreement, dated as of September 13, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 is incorporated by this reference.

10.36 Credit and Security Facility by and between Windsor Art, Inc. and Norwest Business Credit, Inc. dated January 14, 1997 filed as
              Exhibit 10.36 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 is incorporated by this reference.

10.37         Megacards, Inc. 1995 Stock Option Plan is filed herewith.

23.1          Consent of Rubin, Brown, Gornstein & Co. LLP is filed herewith.

(b)      Reports on Form 8-K.

     On October 15, 1996, the Registrant filed a Current Report on Form 8-K dated October 9, 1996 which was amended on a Form 8-K/A filed on October 23, 1996, reporting a change in the Registrant's certifying accountant as required by Item 4 of Form 8-K. The required consent of the previous auditors, Deloitte & Touche, LLP was attached to the Form 8-K/A. On January 26, 1998 and March 9, 1998 the Company reported the settlement and approval of settlement, respectively, of all the Company's liabilities with respect to the Janco bankruptcy on Forms 8-K.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BENTLEY INTERNATIONAL INC.
                                                (Registrant)

                                             By /s/ Lloyd R. Abrams
                                                Lloyd R. Abrams, President and
                                                Chief Executive Officer


Date:  March 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                          Date

/s/ Lloyd R. Abrams                Director and Chief             March 26, 1998
--------------------------------
Lloyd R. Abrams                    Executive Officer


/s/ Ramakant Agarwal               Director and Chief             March 26, 1998
--------------------------------
Ramakant Agarwal                   Financial Officer