Form 10QSB
period 1998-03-31
BENTLEY INTERNATIONAL INC
filed 1998-05-13
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark one)
|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998
|_|   Transition Report under Section 13 or 15(d) of the Securities Exchange Act
      of   1934   for   the   Transition   Period   from   ________________   to
      _________________

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

On May 14, 1998, the registrant had 2,813,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes |_|    No|X|.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB


                                     INDEX

                                                                          Page

PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements................................1

            Consolidated Balance Sheets -- March 31, 1998 and
            December 31, 1997............................................... 1

            Consolidated Statements of Operations  -- Three Months Ended
            March 31, 1998 and 1997..........................................2

            Consolidated Statements of Cash Flows -- Three Months Ended
            March 31, 1998 and 1997..........................................3

            Notes to Consolidated Financial Statements.......................4

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation.........................................6

PART II -- OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K................................11

SIGNATURE...................................................................11

PART I -- CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                          Consolidated Balance Sheet
               March 31, 1998 (unaudited) and December 31, 1997


                                                           March 31,  1998        December
                                                               (unaudited)        31, 1997
            Assets
Current Assets
   Cash                                                           $221,788        $100,529
   Accounts receivable (net of allowance for returns
   and doubtful accounts of $139,000 as of March
   31, 1998 and $151,000 as of December 31, 1997)                1,999,880       1,886,527
   Inventories                                                   1,177,030       1,824,908
   Other current assets                                            106,950          83,621
                                                                ----------      ----------
     Total Current Assets                                        3,505,648       3,895,585
Equipment And Leasehold Improvements                               181,151         190,381
Other Assets                                                        69,800          69,800
                                                                ----------      ----------
   Total Assets                                                 $3,756,599      $4,155,766
                                                                ==========      ==========
            Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable                                                  $424,312      $1,059,540
   Accounts payable and accrued expenses                         1,183,710       1,199,995
                                                                ----------      ----------
   Total Current Liabilities                                     1,608,022       2,259,535
Excess of Acquired Assets Over Cost                                216,820         298,127
Shareholders' Equity
   Preferred stock, $0.01 par value; 1,000,000
     shares authorized, none issued or outstanding.                     --              --
   Common stock, $0.18 par value; 10,000,000
   shares authorized, 2,813,285 shares issued and
   outstanding                                                     506,391         506,391
   Additional Paid in Capital                                    1,500,178       1,500,178
   Accumulated Deficit                                             (74,812)       (408,465)
                                                                ----------      ----------
     Total Shareholders' Equity                                  1,931,757       1,598,104
                                                                ----------      ----------
Total Liabilities & Shareholders Equity                         $3,756,599      $4,155,766
                                                                ==========      ==========
   See notes to financial statements.

                          BENTLEY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                         1998         1997
Net Sales                                            $3,683,647    $3,105,361
Cost of Sales                                         2,564,387     2,073,268
                                                     ----------    ----------
Gross Margin                                          1,119,260     1,032,093
Selling, General & Administrative
Expenses                                                832,936       794,664
                                                     ----------    ----------
Income From Operations                                  286,324       237,429
Interest Expense                                         33,982        53,516
Other Expense (Income)                                  (81,307)     (138,333)
                                                     ----------    ----------
Net Income                                             $333,649      $322,246
                                                     ==========    ==========
Earnings Per Common Share - Basic                      $  0.119    $    0.115
                                                     ==========    ==========
Earnings Per Common Share -
   Assuming Dilution                                  $   0.113    $    0.114
                                                     ==========    ==========

   See notes to financial statements.

                          BENTLEY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997

                                                          1998            1997
                                                         ------          -----
Cash Flows From Operating Activities
Net income                                             $333,650        $322,246
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                         16,729          14,206
   Amortization of excess of acquired assets over cost  (81,307)        (81,307)
   Net change in assets and liabilities:
     Accounts receivable                               (113,353)        873,400
     Inventories                                        647,878          35,085
     Other assets                                       (23,329)         60,465
     Accounts payable and other liabilities             (16,285)       (350,372)
                                                       --------        --------
Net Cash Provided By Operating Activities               763,983         873,723
                                                       --------        --------
Cash Flows from Investing Activities
   Capital expenditures                                  (7,496)        (21,010)
   Proceeds from notes receivable                            --          44,000
Net Cash Provided (Used) By Investing Activities         (7,496)         22,990
                                                       --------        --------
Cash Flows From Financing Activities
   Net payments on lines of credit                     (306,253)       (807,202)
   Payments on long-term debt                                --         (66,867)
   Payments on notes payable                           (328,975)        (72,957)
                                                       --------        --------
Net Cash Used in Financing Activities                  (635,228)       (947,026)
                                                       --------        --------
Net Increase (Decrease) in Cash                         121,259         (50,313)
Cash-Beginning Of Period                                100,529         349,799
                                                       --------        --------
Cash-End of Period                                     $221,788        $299,486
                                                       ========        ========
Supplemental Disclosures of cash flow information
    Interest Paid                                       $46,478         $50,418

   See notes to financial statements.

                 BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1998 and 1997


      The accompanying interim consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

1.    Basis of Consolidation

      The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor"), Janco Designs, Inc. ("Janco") (See Note 5) and Alnick Realty Company, Inc. ("Alnick"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

2.    Earnings (Loss) Per Common Share

      In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effects of options, warrants and convertible securities by showing the dilutive effects of options, warrants and convertible securities as if they had been exercised. All earnings per share amounts for all periods have been presented and, where appropriate, restate to conform to the Statement 128 requirements.

3.    Nature of Operations

      Bentley International, Inc. ("Bentley"), formerly Megacards, Inc., designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. Megacards, Inc. became Bentley in June 1996 as the Board of Directors believed that the change of the Corporate name would better reflect the broadening of the scope of the businesses of the Company. Windsor manufactures and distributes decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, Bentley discontinued its Janco product line of framed prints and mirrors and sold its sports picture card business segment in order to reduce costs and to improve its liquidity position (see Note 5).

4.    Stock Dividend and Reverse Stock Split

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

5.    Discontinued Line of Business

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

      On January 24, 1997, an involuntary bankruptcy case was filed against Janco, and on February 18, 1997, Janco consented to the involuntary filing, as a Chapter 7 debtor. As reported on Form 8-K, filed by the Company January 26, 1998, the Bankruptcy Trustee, Bentley, certain shareholders who held promissory notes of which Janco was the maker and Bentley and Windsor were the guarantors ("Noteholders") and other parties related to such shareholders entered into a stipulation for settlement agreement pursuant to which Bentley agreed to pay, subject to court approval of the stipulation agreement to the bankruptcy estate, $85,000 in exchange for a full release of Bentley, Windsor, certain of Bentley's shareholders and certain present and past officers and directors from all claims of the Trustee. In addition, the bankruptcy estate agreed to pay to the noteholders one-half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000. The court approved the stipulation agreement on February 27, 1998. The release of liability of the Company by the Trustee resulted in a $1,258,838 reduction of the Company's general liabilities. As a result of the reduction in liabilities and the elimination of the reserves established to cover potential liability resulting from the termination of Janco, an extraordinary gain was recognized at December 31, 1997.

6.    Notes Payable


                                             March 31, 1998    December 31, 1997
Notes payable and long-term debt
 consist of:
     Borrowings under $2,000,000 line of
     credit agreement secured by all
     business assets of Windsor, bearing
     interest at the prime rate plus 1.5%,
     due December 1, 1998                        $424,312            $730,565

     Notes payable--stockholders,
     secured by collateral agreement,
     subordinate to third party debt,
     bearing interest at the prime rate
     plus 2% due March 1998                             --            328,975
                                                  --------         ----------
                                                  $424,312         $1,059,540


7.    Earnings Per Common Share

      For March 31, 1998 and 1997, the computation of basic and diluted earnings per common share is as follows:


                                                         1998               1997
                                                   ----------         ----------
Numerator for basic and diluted earnings
   per share - Income available to
   common shareholders                               $333,649           $322,246
                                                    =========          =========
Denominator:
   Weighted average number of common shares
       used in basic EPS                            2,813,285          2,813,285
   Effect of dilutive securities:
        Common stock options                          144,726              3,334
                                                    ---------          ---------
Weighted number of common shares and
    dilutive potential common stock
    used in diluted EPS                             2,958,011          2,816,619
                                                    =========          =========


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The consolidated financial statements include the accounts of Bentley and its subsidiaries Windsor Art, Inc. ("Windsor"), Alnick Realty Company, Inc. ("Alnick") and Janco Designs, Inc. ("Janco"). During the first quarter of 1998, Alnick and Janco did not have any activity and the consolidated results of operations consist of the results of the activities of Bentley and Windsor. Windsor produces and distributes framed art and mirrors.

      Windsor, which is currently the only operating subsidiary, increased its sales, income from operations and net income during the quarter ended March 31, 1998 as compared to the corresponding quarter of 1997.

      Bentley, which was formerly known as Megacards, Inc., divested itself of its sports picture card business in 1996 by closing that operation and contributing all of its assets, except accounts receivables, which were collected and applied to the repayment of the sports picture card segment's secured debt, to Legends, L.P., a limited partnership with Quality Baseball Cards, Inc., in which Bentley is a limited partner owning 30% of the partnership.

      Alnick owned the facility in which the sports card business was located. The facility was sold in 1996 and Alnick did not have any activity during 1997 or the first quarter of 1998. Alnick currently has no assets or liabilities.

      Janco experienced operating difficulties in 1996 that led management to decide to collect Janco's accounts receivable and apply the net proceeds to the repayment of Janco's senior secured debt. On January 24, 1997, three unsecured creditors of Janco filed a petition for involuntary bankruptcy. The Company and Windsor were liable for certain unpaid secured debts of Janco. On January 16, 1998, the Company entered into a settlement agreement with the Bankruptcy Trustee which requires Bentley to pay $85,000 in settlement for all claims against the Company. In exchange, the Bankruptcy Trustee agreed to pay certain note holders, all of whom were principal shareholders of Bentley, whose notes were secured in part by guaranties from the Company and Windsor, one-half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000. The court order approving the settlement agreement results in the release of liability of Bentley and Windsor by the Trustee and the Trustee's payment to certain note holders, resulting in a reduction of Bentley's general liabilities, as reflected on the consolidated balance sheet of Bentley and its subsidiaries for December 31, 1997, by approximately $1,259,000. In addition, Bentley recognized approximately $1,174,000 of extraordinary income at December 31, 1997 as a result of the reduction in liabilities and the elimination of the reserves established to cover potential liabilities resulting from the termination of Janco's operations.

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

Results of Operations

      The following table presents the results of operations for quarters ended March 31, 1998 and March 31, 1997 for the Company's decorative mirror/framed pictures (Windsor) and sports picture cards (Megacards) business segments and for the corporate segment (Bentley):


                                         Three  Months  Ended March 31, 1998 and March 31, 1997
                                                 (in thousands, except per share data)
                                        March 31, 1998                        March 31, 1997
                                  --------------------------   ---------------------------------------
                                            General                                   General
                                 Windsor   Corporate   Total   Windsor   Megacards   Corporate   Total

Net Sales.........                $3,684        $0    $3,684    $3,105        $0         $0     $3,105
Cost of sales.....                 2,564         0     2,564     2,073         0          0      2,073
                                 -------    ------    ------   -------    ------     ------    -------
Gross Margin......                 1,120         0     1,120     1,032         0          0      1,032
Selling, general and
  administrative expense             769        64       833       757         0         37        794
                                 -------    ------    ------   -------    ------     ------    -------
Income (loss)  from
     operations...                   351       (64)      287       275         0        (37)       238

Interest expense..                    26         8        34        43         0         11         54
Other expenses (income)              (81)       --       (81)      (81)      (54)        (3)      (138)
                                  -------  -------     ------  -------    ------     ------     ------
Net Income (Loss)                   $406     ($72)      $334     $313        $54       ($45)      $322
                                  =======  =======    ======   =======    ======     ======     ======
Earnings per common
     share - Basic                                    $0.119                                    $0.115
                                                      ======                                    ======
Earnings per common share
    Assuming Dilution                                 $0.113                                    $0.114
                                                      ======                                    ======


Sales

      Windsor's sales increased by $578,286 or 18.6% in the three months ended March 31, 1998 verses the 1st quarter of 1997 due to some one time orders, special promotions at trade shows and improved marketing and availability of products in general. Management plans to continue the plans that have led to this high growth in sales, however, there can be no assurance that growth in sales will continue to be as high as it was in the first quarter of 1998. Megacards, Janco or Alnick did not have any sales revenues in either of the quarters.

Cost of Sales and Gross Margin

      Windsor's costs of sales increased by $491,119, from 66.8% of sales to 69.6% of sales. Gross margin increased from $1,032,093 to $1,119,260 due to increased sales. Gross margin decreased as a percentage of net sales from 33.24% to 30.40%. Windsor's cost of sales as a percentage of sales increased from 66.8% to 69.6%. These results were due to lower margins on the one time orders and special promotions and increases in production costs. Management expects to see continued modest growth in costs and will consider selective price increases to offset higher costs. There is no assurance that the cost increases will not be higher than expected or that management will be able to raise prices.

Operating Expenses

      Windsor's selling, general and administrative expenses remained almost the same in dollar terms but as a percentage of sales decreased from 24.4% to 20.9%. The percentage decrease is due to increased sales. SG&A expenses remained almost the same because decreases in personnel and travel costs compared to the first quarter of 1997 offset increases in variable expenses such as commissions due to higher sales.

Other Items

      Windsor's interest cost decreased due to lower borrowings but is high compared to the level of borrowings. This result is due to minimum interest and unused line fees per the borrowing agreement. Windsor is attempting to renegotiate and reduce these fees and charges. The interest for Bentley is lower because the Janco notes payable to shareholders were paid off partly in late 1997 and the balance in the first quarter of 1998.

      The other income for Windsor results from the amortization of negative goodwill or excess of acquired assets over cost. The other income for Megacards in the first quarter of 1997 resulted from the recovery of receivables previously written off and this item added two cents to earnings per share in that quarter.

Liquidity and Capital Resources

      Bentley's cash on hand increased by $121,259 to $221,788 at March 31, 1998 as compared to $100,529 at December 31, 1997. During the first three months of 1998 Bentley generated $763,983 from operations of Windsor. Most of this increase in cash on hand was achieved from a significant reduction in inventories during the quarter. Windsor anticipates that inventory will increase in the second quarter to fill expected orders. Of the cash generated, $635,000 was used to pay down Windsor's line of credit and to retire the Janco notes payable to shareholders which were guaranteed by Bentley and Windsor.

      During the first quarter of 1997 the Company generated $873,723 from operations, most of which was attributable to a reduction in receivables, which along with part of cash on hand was used to pay off debt of $947,026.

      Capital expenditures of $7,496 were incurred during the quarter as compared to $21,010 in 1997's first quarter. Windsor is planning to buy or lease a new computer system, the purchase of which would be funded from internally generated funds, borrowings against the line of credit or equipment leases or a combination of these three sources.

      Windsor currently has a $2,000,000 line of credit which expires December 1, 1998. Windsor is in the process of re-negotiating the line to extend it to late 1999, to reduce the amount of the line based on lower usage and requirements which have resulted from the growth in internally generated funds and to obtain more favorable terms based on the improved financial performance in 1997 and the first quarter of 1998. Management believes that the availability under the line of credit and funds generated from operations will be sufficient to meet all presently known requirements.

Derivatives

      The Company does not invest in any derivatives. Its line of credit loan is tied to market rates. The Company's investment portfolio does not include any derivatives.

Other Factors That May Affect Future Results

Year 2000 Issue - Company

      The Company has reviewed its current computer system to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year.

      Regardless of the Year 2000 Issue, the Company is planning to upgrade its current computer system to a PC based system. This change will also address the Year 2000 Issue and the new system will be Year 2000 compliant. The Company presently believes that, with the planned modifications to the existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not timely completed, the Year 2000 problem may have a material impact on the operations of the Company.

Year 2000 Issue - Suppliers

      The Company is in the process of contacting its major suppliers to discuss the Year 2000 Issue. There is no assurance that the suppliers will be able to respond adequately to the Year 2000 Issue, or that supplies or orders to the Company will not be affected.

Production Costs

      Windsor's current factory lease expires on November 30, 1998. The current owner has listed the property for sale. If the new buyer is an investor and if Windsor is able to negotiate a reasonable lease with the new owner, Windsor may not have to incur relocation costs. The monthly lease rent will likely increase, however, and increase production overhead costs. If Windsor is unable to negotiate a new lease with the new owner or the new owner is a user, Windsor may have to relocate with the attendant costs and temporary disruption in production and shipments. The financial impact of a relocation are undetermined at this time, but could have a significant impact on earnings and/or cash flow. A move would be financed from internally generated funds and the bank credit line.

      Even though direct labor is a small percentage of the production costs, any further increases in minimum wages will likely have an adverse impact on the Company's profitability.

PART II -- OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits:

            Exhibit No.             Description

            3                       Amended and Restated By-Laws

            27                      Financial Data Schedule

(b) Reports on Form 8-K:

      Forms 8-K regarding the settlement of bankruptcy proceedings of a subsidiary, Janco Designs, Inc., were filed effective January 26, 1998 and March 9, 1998.



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


                                          BENTLEY INTERNATIONAL, INC.
                                                (Registrant)


May 13, 1998                                     By: /s/Lloyd R. Abrams
                                                     ---------------------------
                                                     Lloyd R. Abrams, President
                                                     and Chief Executive Officer

May 13, 1998                                     By: /s/Ramakant Agarwal
                                                     ---------------------------
                                                     Ramakant Agarwal,
                                                     Chief Financial Officer