Form 10QSB
period 1998-06-30
BENTLEY INTERNATIONAL INC
filed 1998-08-20
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)
|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998
|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to _________________

Commission file number:  0-19503

                           BENTLEY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 MEGACARDS, INC.
                           (Former name of registrant)


          Missouri                                    43-1325291
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

          9719 Conway Road                            63124
          St. Louis, Missouri                       (Zip Code)
Address of principal executive offices)


Registrant's telephone number, including area code  314-569-1659

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes |X|     No |_|.

On August 17, 1998, the registrant had 2,963,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes |_|    No|X|.

                          BENTLEY INTERNATIONAL, INC.
                                  FORM 10-QSB

                                      INDEX




PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements....................................1

        Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997....1

        Consolidated Statements of Operations  -- Three Months Ended
        June 30, 1998 and 1997 and Six Months Ended June 30, 1998 and 1997...2

        Consolidated Statements of Cash Flows -- Six Months Ended
        June 30, 1998 and 1997...............................................3

        Notes to Consolidated Financial Statements...........................4

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation.............................................13

PART II -- OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds............................19

ITEM 4. Submission of Matters to a Vote of Securities Holders................20

ITEM 6. Exhibits and Reports on Form 8-K.....................................21

SIGNATURE....................................................................23

FINANCIAL DATA SCHEDULE

PART I -- CONSOLIDATED FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                  BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     Assets
                                                       June 30,
                                                           1998     December 31,
                                                     (Unaudited)            1997
                                      -----------------------------------------
Current Assets
   Cash                                            $     11,461       $    9,332
   Accounts receivable                                    4,481               --
   Other current assets                                  48,227               --
   Net assets from discontinued segment
     (Notes 4 and 8)                                  2,390,428        2,182,370
--------------------------------------------------------------------------------
        Total Current Assets                          2,454,597        2,191,702

        Equipment And Leasehold Improvements             12,292              --

        Other Assets                                    136,936           69,800
--------------------------------------------------------------------------------

                                                   $  2,603,825       $2,261,502
================================================================================

                       Liabilities And Shareholders' Equity

Current Liabilities
   Accounts payable and accrued expenses           $    145,610      $   343,393
   Notes payable (Note 6)                                     -          320,005
--------------------------------------------------------------------------------
        Total Current Liabilities                       145,610          663,398
--------------------------------------------------------------------------------

Shareholders' Equity
   Preferred stock, $0.01 par value; 1,000,000
   shares authorized, none issued or outstanding              -               -
   Common stock, $0.18 par value; 10,000,000
   shares authorized, 2,813,285 shares issued
   and outstanding                                      506,391          506,391
   Additional paid-in capital                         1,500,178        1,500,178
   Retained earnings (deficit)                          451,646        (408,465)
--------------------------------------------------------------------------------
        Total Shareholders' Equity                    2,458,215        1,598,104
--------------------------------------------------------------------------------

                                                    $ 2,603,825     $  2,261,502
================================================================================
See notes to financial statements.

                                              1
PAGE>

                  BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                           For The Three Months         For The Six Months
                              Ended June 30,              Ended June 30,
                         ----------------------------------------------------
                            1998          1997            1998        1997
                         ----------------------------------------------------
Net Sales                $  5,861      $    -       $    5,861    $     -

Cost Of Sales                 -             -               -           -
--------------------------------------------------------------------------------

Gross Margin                5,861           -            5,861          -

Selling, General And
Administrative Expenses    85,468       159,673        149,297       197,055
--------------------------------------------------------------------------------

Operating Loss            (79,607)     (159,673)      (143,436)     (197,055)

Interest Expense             (567)      (22,340)        (8,456)      (33,340)

Other Income              131,391           -          131,391        57,026
--------------------------------------------------------------------------------

Income (Loss) From
Continuing Operations      51,217     (182,013)        (20,501)     (173,369)

Income From Discontinued
Operations
(No Tax Effect - Note 4)  475,245      429,998         880,612       743,600
--------------------------------------------------------------------------------

Net Income               $526,462    $ 247,985      $  860,111   $   570,231
================================================================================

Earnings (Loss) Per
Common Share -
 Basic
  Continuing operations  $ 0.02    $     (0.06)        $ (0.01)     $  (0.06)
  Discontinued operations  0.17           0.15            0.31          0.26
--------------------------------------------------------------------------------

                         $ 0.19    $      0.09         $  0.31     $    0.20
================================================================================

Earnings (Loss) Per
Common Share -
 Assuming Dilution
  Continuing operations  $ 0.02     $    (0.06)        $ (0.01)    $   (0.06)
  Discontinued operations  0.16           0.15            0.30          0.26
--------------------------------------------------------------------------------

                         $ 0.18     $     0.09         $  0.29     $    0.20
================================================================================
     See notes to financial statements.


                  BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                      For The Six Months
                                                        Ended June 30,
                                              ---------------------------------
                                                        1998            1997
                                            ---------------------------------
Cash Flows From Operating Activities
   Net income                                        $  860,111      $  570,231
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities of
     continuing operations:
        Income from discontinued operations            (880,612)       (743,600)
        Depreciation and amortization                     1,346            -
        Net change in assets and liabilities:
          (Increase) decrease in accounts receivable     (4,482)         48,175
          (Increase) decrease in other assets           (48,227)         21,000
          Increase (decrease) in accounts payable
            and other liabilities                      (197,787)         82,557
-------------------------------------------------------------------------------
Net Cash Used In Operating Activities Of Continuing
  Operations                                           (269,651)        (21,637)
  Net cash provided by discontinued operations          390,395         819,434
-------------------------------------------------------------------------------
Net Cash Provided By Operating Activities               120,744         797,797
-------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Net cash used in investing activities
   of discontinued operations                           (22,130)       (217,181)
 Proceeds from notes receivable                            -             44,000
 Acquisition of subsidiary (Note 3)                     (80,772)           -
-------------------------------------------------------------------------------
Net Cash Used In Investing Activities                  (102,902)       (173,181)
-------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Net proceeds from (payments on) line of credit -
   discontinued operations                              304,292        (608,725)
 Payments on long-term debt -
   discontinued operations                                 -            (66,867)
 Payments on notes payable                             (320,005)        (72,957)
-------------------------------------------------------------------------------
Net Cash Used In Financing Activities                   (15,713)       (748,549)
-------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                           2,129        (123,933)

Cash - Beginning Of Period                                9,332         239,017
-------------------------------------------------------------------------------

Cash - End Of Period                                 $   11,461      $  115,084
===============================================================================


Supplemental Disclosure Of Cash Flow Information
   Interest paid - continuing operations             $   20,517            -

   Interest paid - discontinued operations               52,311          30,992
-------------------------------------------------------------------------------
                                                     $   72,828      $   30,992
===============================================================================
   See notes to financial statements.

                  BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998



The accompanying interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for this presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


1.      Basis Of Consolidation

The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor") (see Note 4), Janco Design, Inc. ("Janco") (see Note 4), Bentley Information Services, Inc. ("BIS") and Alnick Realty Company, Inc. ("Alnick"). All significant intercompany transactions have been eliminated from the consolidated financial statements.


2.      Earnings (Loss) Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effects of options, warrants and convertible securities as if they had been exercised. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

3.      Nature Of Operations

Bentley International, Inc. ("Bentley"), formerly Megacards, Inc., designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. Megacards, Inc. became Bentley in June 1996 as the Board of Directors believed that the change of the Corporate name would better reflect the broadening of the scope of the business of the Company. Windsor manufactures and distributes decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, Bentley discontinued its Janco product line of framed prints and mirrors and sold its sports picture card business segment in order to reduce costs and to improve its liquidity position. Subsequent to the balance sheet date, the Company sold all of the outstanding shares of stock of Windsor (see Note 4).

In May 1998, the Company purchased certain assets of a credit reporting agency for approximately $80,000 and formed Bentley Information Services, Inc. The acquisition was accounted for as a purchase.

4.      Discontinued Operations

On December 27, 1996, Janco discontinued its operations due to historical losses in an effort to reduce costs and improve overall liquidity of the Company. Certain assets of Janco consisting of inventory and equipment were sold to a third party prior to December 31, 1996.

On January 24, 1997, an involuntary bankruptcy case was filed against Janco, and on February 18, 1997, Janco consented to the involuntary filing, as a Chapter 7 debtor. As reported on Form 8-K, filed by the Company January 26, 1998, the Bankruptcy Trustee, Bentley, certain shareholders who held promissory notes of which Janco was the maker and Bentley and Windsor were the guarantors ("Noteholders") and other parties related to such shareholders entered into a stipulation for settlement agreement pursuant to which Bentley agreed to pay, subject to court approval of the stipulation agreement to the bankruptcy estate, $85,000 in exchange for a full release of Bentley, Windsor, certain of Bentley's shareholders and certain present and past officers and directors from all claims of the Trustee. In addition, the bankruptcy estate agreed to pay to the noteholders one- half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000. The court approved the stipulation agreement on February 27, 1998. The release of liability of the Company by the Trustee resulted in a $1,258,838 reduction of the Company's general liabilities. As a result of the reduction in liabilities and the elimination of the reserves established to cover potential liability resulting from the termination of Janco, an extraordinary gain was recognized at December 31, 1997.

In June 1998, the Company adopted a plan to sell its Windsor Art subsidiary. Accordingly, Windsor Art and Janco (decorative mirror and framed art business segment) are accounted for as discontinued operations in the accompanying consolidated financial statements.

Windsor revenues were $3,257,599 and $3,034,546 for the three months ended June 30, 1998 and 1997, respectively, and $6,941,246 and $6,139,917 for the six months ended June 30, 1998 and 1997, respectively. Janco had no operating activity in the aforementioned periods. The net assets of Windsor in the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997
consisted   of   the    following:

                                                 June   30,    December   31,
                                                       1998              1997
                                              ----------------------------------
Cash                                          $    115,073      $     91,197
Receivables, net                                 1,978,771         1,886,527
Inventories                                      2,415,905         1,824,908
Other current assets                                96,008            83,621
----------------------------------------------------------------------------
                                                 4,605,757         3,886,253
Equipment and leasehold improvements               168,184           190,381
----------------------------------------------------------------------------
                                                 4,773,941         4,076,634
----------------------------------------------------------------------------

Current liabilities                              2,248,080         1,596,137
Other long-term liabilities                        135,513           298,127
----------------------------------------------------------------------------
                                                 2,383,593         1,894,264
----------------------------------------------------------------------------

Net assets from discontinued operations        $ 2,390,348       $ 2,182,370
============================================================================

The net operating activity of Windsor after the measurement date through June 30, 1998 was not significant.

On July 7, 1998, the contract to sell the stock of Windsor was executed. The sale closed on July 30, 1998 (see Note 8).


5.      Stock Dividend And Reverse Stock Split

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


6.      Notes Payable

Notes payable and long-term debt consist of:
                                                      June 30,    December 31,
                                                          1998            1997
                                             ---------------------------------



Borrowings under $1,200,000 line of credit
agreement ($2,000,000 in 1997)secured by
business assets of Windsor, bearing interest
at the prime rate plus 1.5%,due December 1,
1998,reflected in net assets
of discontinued operations                         $1,043,827      $    730,565

Notes payable - stockholders, secured by
collateral agreement, subordinate to third
party debt, bearing interest at the prime
rate plus 2% paid in March 1998                           -             328,975
------------------------------------------------------------------------------

                                                   $1,043,827      $  1,059,540

==============================================================================

In connection with the sale of Windsor, the credit agreement was amended to provide that (i) all outstanding indebtedness would be due on September 30, 1998, and (ii) $1,200,000 of the cash proceeds from the sale of Windsor would be pledged to secure repayment of the indebtedness.

7.      Earnings Per Common Share

For the six months ended June 30, 1998 and 1997, the computation of basic and diluted earnings per common share is as follows:

                                                      1998               1997
                                            ---------------------------------
Numerator for basic and diluted
earnings per share  -  income
available to common shareholders                  $  860,111         $  570,231
==============================================================================

Denominator:
  Weighted average number of
  common shares used in basic EPS                  2,813,285          2,813,285

  Effect of dilutive securities:
  Common stock options                               169,454               -
------------------------------------------------------------------------------

Weighted number of common shares and dilutive
  potential common stock used in diluted EPS       2,982,739          2,813,285
==============================================================================

For the six months ended June 30, 1997, common stock options were not included in diluted EPS because their effect was antidilutive.


8.      Subsequent Events

Pro Forma Information

The following pro forma consolidated balance sheet of the Company at June 30, 1998 gives effect to the July 30, 1998 sale of stock of Windsor, as if it was effective at June 30, 1998. The statement gives the effect to the sale under the assumptions in the accompanying notes to the pro forma financial statements.

The following pro forma consolidated statement of operations of the Company for the six months ended June 30, 1998 and the year ended December 31, 1997 gives effect to the sale as if the effective date of the sale was January 1, 1998 and January 1, 1997, respectively. The statement gives effect to the sale under the assumptions in the accompanying notes to the pro forma financial statements.

The pro forma adjustments relate to the sale of Windsor and the issuance of common stock and warrants of the Company to Interiors, Inc. ("Interiors"), the acquirer of Windsor. The consideration for the stock of Windsor was: a) $1,700,000 in cash, b) a $2,000,000 secured promissory note payable over four years with interest at 8% per annum, and a discount of $500,000 if paid by September 30, 1998, and c) a $3,300,000 secured, short-term promissory note, due September 30, 1998 with interest at 8% per annum. The short-term note required a $300,000 payment on July 30, 1998. The maturity date of the short-term note may be extended to October 30, 1998, if, on or before September 30, 1998, Interiors pays the Company (i) all interest accrued on the short-term note through September 30, 1998, plus (ii) $500,000 to reduce the principal amount of the short-term note, plus (iii) an extension fee of $100,000, which fee will not reduce the principal amount of the short-term note. The value of the promissory notes for purposes of the pro forma adjustments are at face value less the prepayment discount. The actual valuation of these assets may differ from these assumptions.

In connection with the purchase of Windsor, Interiors also purchased 150,000 shares of common stock of the Company for 750,000 shares of its common stock and purchased a warrant to purchase 300,000 shares of common stock of the Company for an additional 750,000 shares of its common stock. If certain events occur prior to December 31, 1998, Interiors has the option, but not the obligation, to reacquire its shares from the Company for $1,625,000 by December 31, 1998. In addition, if prior to December 31, 1998, Interiors consummates an underwritten public offering of Interiors stock pursuant to a registration statement declared effective under the Securities Act of 1933, as amended, in which the aggregate gross proceeds (before underwriting fees, commissions and discounts) are at least $15,000,000, then Interiors has the obligation, and not the option, to repurchase the shares of Interiors for $1,625,000. The value of the Interiors' stock for purposes of the pro forma adjustments is valued at this discounted amount.

The pro forma financial statements may not be indicative of the results that would have actually occurred if the sale had been effective on the dates indicated or the results that may be obtained in the future. The pro forma financial statements should be read in conjunction with Form 8-K, dated July 30, 1998, the consolidated financial statements of the Company for the year ended December 31, 1997 under Form 10KSB and for the six months ended June 30, 1998 under Form 10QSB.


                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     Assets

                                  As Reported                        Pro Forma
                                      June 30,       Pro Forma         June 30,
                                          1998      Adjustments            1998
                                ------------------------------------------------
Current Assets
   Cash                         $   11,461           $2,000,000 (2)  $2,011,461
   Accounts receivable               4,481                 -              4,481
   Notes receivable                   -               4,500,000 (3)   4,500,000
   Other current assets             48,227                 -             48,227
   Net assets from
   discontinued operations       2,390,428           (2,390,428)(1)        -
---------------------------------------------------------------------------------------------
        Total Current Assets     2,454,597            4,109,572       6,564,169

Equipment And Leasehold
Improvements                        12,292                 -             12,292

Marketable Securities                 -               1,625,000 (3)   1,625,000

Other Assets                       136,936                 -            136,936
---------------------------------------------------------------------------------------------

Total Assets                    $ 2,603,825           5,734,572      $8,338,397
=============================================================================================

                      Liabilities And Shareholders' Equity

Current Liabilities
   Accounts payable and
   accrued expenses             $   145,610          $  806,000 (5)  $  951,610
   Income taxes payable                -                481,000 (5)     481,000
---------------------------------------------------------------------------------------------
      Total Current Liabilities     145,610           1,287,000       1,432,610
---------------------------------------------------------------------------------------------

Shareholders' Equity
   Preferred stock                     -                   -               -
   Common stock                     506,391              27,000         533,391
   Additional paid-in capital     1,500,178           1,598,000 (4)   3,098,178
   Retained earnings (deficit)      451,646           2,822,572       3,274,218
---------------------------------------------------------------------------------------------
      Total Shareholders' Equity  2,458,215           4,447,572       6,905,787
---------------------------------------------------------------------------------------------

Total Liabilities And
Shareholders' Equity            $ 2,603,825          $5,734,572      $8,338,397
=============================================================================================

NOTE: The Pro Forma Consolidated Balance Sheet gives effect to the following pro forma adjustments:

(1)Represents the elimination of net assets in connection with the sale of Windsor Art, Inc.

(2)Represents  cash  proceeds  of $2 million from the sale.

(3)Represents promissory notes at discounted value and stock of the purchaser received at discounted value. The actual value of these assets may differ from these assumptions.

(4)Represents the issuance of common stock and a warrant for common stock of Bentley.

(5)Represents accrued bonuses, severance pay and professional fees and the estimated income tax liability in connection with the gain on sale.


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                              As Reported                         Pro Forma
                                 June 30,       Pro Forma          June 30,
                                     1998      Adjustments             1998
                             ---------------------------------------------------
Net Sales                     $     5,861      $        -           $    5,861

Cost Of Sales                           -               -                    -
----------------------------------------------------------------------------------------------

Gross Margin                        5,861               -                5,861

Selling, General And
Administrative Expenses          (149,297)              -             (149,297)

Interest Income (Expense)          (8,456)         240,000 (2)         231,544

Other Income                      131,391               -              131,391
----------------------------------------------------------------------------------------------

Income (Loss) From
Continuing Operations             (20,501)         240,000             219,499

Discontinued Operations:
 Income from discontinued
 operations                       880,612          880,612 (1)               -
 Gain on sale of discontinued
 segment (net of income taxes
 of $481,000)                           -        2,822,572 (3)       2,822,572
----------------------------------------------------------------------------------------------

Net Income                    $   860,111      $ 2,181,960          $3,042,071
==============================================================================================

Earnings (Loss) Per Common Share -
  Basic And Diluted (4)
   Continuing operations      $     (0.06)                          $     0.07
   Discontinued operations           0.26                                 0.95
----------------------------------------------------------------------------------------------

                              $      0.20                           $     1.02
==============================================================================================

Weighted Average Number
Of Common Shares
Outstanding                     2,813,285                            2,963,285
==============================================================================================


NOTE: The Pro Forma Consolidated Statement of Operations for the six-month period ended June 30, 1998, gives effect to the following pro forma adjustments:

(1)Represents the adjustments necessary to reflect the sale of Windsor as of January 1, 1998, by eliminating Windsor's results of operations.

(2)Represents interest earned on cash proceeds and notes received in consideration for the sale of Windsor.

(3)Represents the gain on sale, net of estimated tax, of the discontinued segment, Windsor.

(4)For the six months ended June 30, 1998, options and warrants were not included in computing diluted EPS because their effect was antidilutive.


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                As Reported                           Pro Forma
                               December 31,       Pro Forma        December 31,
                                       1997       Adjustments              1997
                             ---------------------------------------------------
Net Sales                    $            -      $          -      $         -

Cost Of Sales                             -                 -                -
--------------------------------------------------------------------------------

Gross Margin                              -                 -                -

Selling, General And
Administrative Expenses            (266,860)                -         (266,860)

Interest Income (Expense)           (49,628)          480,000 (2)      430,372

Other Income                         42,974                 -           42,974
--------------------------------------------------------------------------------

Income (Loss) From Continuing
Operations                         (273,514)          480,000          206,486

Discontinued Operations
 Extraordinary gain on
  extinguishment of debt          1,174,049        (1,174,049)(1)            -
 Income from discontinued
 operations                       1,526,611        (1,526,611)(1)            -
 Gain on sale of discontinued
 segment (net of income taxes
 of $481,000)                             -         2,822,572 (3)    2,822,572
--------------------------------------------------------------------------------

Net Income                   $    2,427,146      $    601,912      $ 3,029,058
================================================================================

Earnings Per Common Share - Basic
   And Diluted (4)
     Continuing operations          $ (0.10)                            $ 0.07
     Discontinued operations           0.96                               0.95
--------------------------------------------------------------------------------

                                    $  0.86                             $ 1.02
================================================================================

Weighted Average Number Of Common
 Shares Outstanding               2,813,285                          2,963,285
================================================================================

NOTE: The Pro Forma Consolidated Statement of Operations for the year ended December 31, 1997 gives effect to the following pro forma adjustments:

(1)Represents the adjustments necessary to reflect the sale of Windsor as of January 1, 1997 by eliminating Windsor's results of operations and all other similar business segment activity.

(2)Represents   interest   earned  on  cash   proceeds  and  note   received  as
consideration for the sale of Windsor.

(3)Represents the gain on sale, net of tax, of the discontinued segment.

(4)For 1997, options and warrants were not included in computing diluted EPS because their effect was antidilutive.

9. Contingent Liabilities

Prior to the Annual Meeting of Shareholders on July 2, 1998, two shareholders delivered notices to Bentley objecting to the sale of Windsor. Windsor represented substantially all of Bentley's assets. In the notices the objecting Shareholders stated that they own approximately 117,000 shares of Bentley. Such notices are required under applicable law to preserve the right of the objecting shareholders to surrender their shares to Bentley and demand that Bentley pay the objecting shareholders the fair value of their shares as of the day prior to the Annual Meeting. As a result of such notices and subsequent notices delivered to Bentley from such shareholders, Bentley's management believes that such shareholders have the right to require Bentley to acquire approximately 117,000 of their shares for the fair value thereof as of the day prior to the Annual
Meeting. The objecting shareholders may choose not to exercise their rights. Although management believes that the fair value of such shares on the day prior to the Annual Meeting was less than the price at which Bentley stock traded (because of the size of the blocks of shares compared to average trading volume), management and legal counsel to Bentley cannot predict the amount any court may award for the fair value of such shares.

In addition, one of the above-described shareholders and a third shareholder have objected to the sale of Windsor in manners which Bentley management believes do not support a valid claim for payment from Bentley of the fair value of their shares. One of the above-described, objecting shareholders also has an indirect beneficial interest in approximately 423,000 shares of Bentley which are owned by a voting trust. Such shares were voted in favor of authorizing the sale of Windsor. In addition, a third shareholder, who stated that he owns approximately 98,000 shares, failed to deliver written objection to Bentley of the sale of Windsor at or prior to the Annual Meeting of Shareholders at which the vote on the sale was taken. Based on these facts, Bentley's management believes that none of the shares described in this paragraph are subject to the rights described in the immediately preceding paragraph. However, management and legal counsel to Bentley cannot predict whether a court might hold that such shareholders do have the right to require Bentley to pay such shareholders the fair value of their shares.




                                              12
PAGE>


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The consolidated financial statements include the accounts of Bentley, its wholly owned, operating subsidiaries, Windsor Art, Inc. ("Windsor") and Bentley Information Services, Inc., ("BIS") and its wholly-owned, non-operating subsidiaries, Janco Designs, Inc. ("Janco") and Alnick Realty Company, Inc. ("Alnick"). During the first and second quarters of 1998, Janco and Alnick did not have any activity, and the consolidated results of operations consist of the results of the activities of Bentley, Windsor and BIS.

Bentley, which was formerly known as Megacards, Inc., divested itself of its sports picture card business in 1996 by closing that operation and contributing all of its assets, except accounts receivable, which were collected and applied to the repayment of the sports picture card segment's secured debt, to Legends, L.P., a limited partnership with Quality Baseball Cards, Inc., in which Bentley is a limited partner owning 30% of the partnership. Windsor, Bentley's primary operating subsidiary during the second quarter, continued to produce and distribute framed art and mirrors. Windsor increased its sales, income from operations and net income during the quarter ended June 30, 1998 as compared to the corresponding quarter of 1997. In May of 1998, Bentley formed a new operating subsidiary, BIS, which acquired certain assets of a credit reporting agency situated in Florida. BIS commenced operations on May 27, 1998, and thus generated no sales or net income in the corresponding quarter of 1997.

In June of 1998 the Company adopted a plan to sell its operating subsidiary Windsor in connection with its previously announced plans to expand its specialty marketing and information management businesses. The Company has notified more than 2,000 privately owned, credit reporting agencies throughout the United States of its interest in acquiring such businesses in pursuit of building an organization that markets credit and background information nationwide. More than 75 responses have been received, and preliminary discussions regarding acquisition have commenced with at least five companies. Management is pursuing acquisition opportunities in this business because management believes that such businesses produce a very high return on equity, require little debt, generate substantial cash flow and possess significant growth potential. There can be no assurance that management's plan will have the desired results given economic conditions, product and service demands, competitive pricing and other factors.

On July 30, 1998, pursuant to a Stock Purchase Agreement executed on July 7, 1998, Interiors, Inc. ("Interiors") acquired all of the outstanding shares of stock of Windsor. The sale resulted in the receipt by Bentley of $2,000,000 in cash and $5,000,000 in notes. One of the notes received in the transaction provides for a $500,000 discount if it is prepaid. Simultaneously with the acquisition of the stock of Windsor, Interiors exchanged 1,500,000 shares of its Class A Common Stock ("Interiors Stock") for 150,000 shares of common stock of Bentley, plus a warrant to purchase another 300,000 shares of common stock of Bentley for $10.00 per share. The Interiors Stock is subject to an escrow to secure certain indemnifications made by Bentley in connection with the transaction and, subject to certain conditions, may be bought back by Interiors for $1,625,000. Details regarding the two transactions are described more thoroughly in the Company's Form 8-K of July 30, 1998, which is hereby incorporated by reference. Interiors

Stock trades on the NASDAQ SmallCap Market, under the symbol "INTXA." Interiors Stock traded for approximately 1 11/16 on the date of the share exchange.

Bentley anticipates using the proceeds from the foregoing transactions in the following manner. Approximately $800,000 of the proceeds will be used to pay bonuses and severance pay to employees of Windsor and to pay for professional expenses associated with the transactions. In addition, prior to the Annual Meeting of Shareholders on July 2, 1998, two shareholders delivered notices to Bentley objecting to the sale of Windsor. Such notices are required under applicable law (when a sale of substantially all of the assets of a company is about to be authorized) to preserve the right of the objecting shareholders to surrender their shares to Bentley and demand that Bentley pay the objecting shareholders the fair value of their shares as of the day prior to the Annual Meeting. As a result of such notices and subsequent notices delivered to Bentley from such shareholders, Bentley's management believes that such shareholders have the right to require Bentley to acquire approximately 117,000 of their shares for the fair value thereof as of the day prior to the Annual Meeting. The objecting shareholders may choose not to exercise their rights. Although management believes that the fair value of such shares on the day prior to the Annual Meeting was less than the price at which Bentley stock traded (because of the size of the blocks of shares compared to average trading volume), management and legal counsel to Bentley cannot predict the amount any court may award for the fair value of such shares. To the extent not used to satisfy the foregoing, Bentley intends to use the balance of the proceeds in connection the with
expansion  of  and  acquisitions   related  to  its  specialty   marketing  and
information management businesses.

One of the foregoing described shareholders and a third shareholder also objected to the sale of Windsor in manners which Bentley management believes do not support a valid claim for payment from Bentley of the fair value of their shares. One of the foregoing shareholders also has an indirect beneficial interest in approximately 423,500 shares of Bentley which are owned by a voting trust. Such shares were voted in favor of authorizing the sale of Windsor. In addition, a third shareholder, who stated that he owns approximately 98,000 shares, failed to deliver written objection to the sale of Windsor at or prior to the Annual Meeting of Shareholders at which the vote on the sale was taken. Based on these facts, Bentley's management believes that none of the shares described in this paragraph are subject to the rights described in the immediately preceding paragraph. However, management and legal counsel to Bentley cannot predict whether a court might hold that such shareholders do have the right to require Bentley to pay such shareholders the fair value of their shares.

Alnick currently has no assets or liabilities. Alnick owned the facility in which the sports card business was located. The facility was sold in 1996, and Alnick did not have any activity during 1997 or the first six months of 1998.

Janco experienced operating difficulties in 1996 that led management to decide to collect Janco's accounts receivable and apply the net proceeds to the repayment of Janco's senior secured debt. On January 24, 1997, three unsecured creditors of Janco filed a petition for involuntary bankruptcy. The Company and Windsor were liable for certain unpaid secured debts of Janco. On January 16, 1998, the Company entered into a settlement agreement with the Bankruptcy Trustee which required Bentley to pay $85,000 in settlement for all claims against the Company. In exchange, the Bankruptcy Trustee agreed to pay certain note holders, all of whom were principal shareholders of Bentley, whose notes were secured in part by guarantees from the Company and Windsor, one-half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000. The court order approving the settlement agreement resulted in the release of liability of Bentley and Windsor by the Trustee and the Trustee's payment to certain note holders, resulting in a reduction of Bentley's general liabilities, as reflected on the consolidated balance sheet of Bentley and its subsidiaries for December 31, 1997, by approximately $1,259,000. In addition, Bentley recognized approximately $1,174,000 of extraordinary income as of December 31, 1997, as a result of the reduction in liabilities and the elimination of the reserves established to cover potential liabilities resulting from the termination of Janco's operations.

Results of Operations

The following table presents the results of operations for the six and three months ended June 30, 1998, and June 30, 1997, for the Company's framed art and mirrors (Windsor), sports picture cards (Megacards), and marketing information services (BIS) business segments and for the corporate segment (Bentley):

 -------------------------------------------------------------------------------
                            Six Months Ended June 30,
                       in thousands except per share data
--------------------------------------------------------------------------------
                        1998                                    1997
--------------------------------------------------------------------------------
              Framed  Sports Marketing General Total Framed Sports General Total
              Art &   Pict.     &      Corp.         Art &  Pict.  Corp.
              Mir.    Cards  Info.                   Mir.   Cards
              (1)            Serv.                   (1)
Net
Sales       $6,941     $0      $6       $0    $6,947 $6,140  $0     $0   $6,140

Cost of
sales        4,605      0                0     4,605  4,018   0      0    4,018
--------------------------------------------------------------------------------
Gross
Margin       2,336      0       6        0     2,342  2,122   0      0    2,122

Selling,
general and
admin. exp.  1,578       0      13      136    1,727  1,467  10    187    1,664
--------------------------------------------------------------------------------
Income
(loss)
from ops.     758       0      (7)    (136)      615    655 (10)  (187)     458

Interest
expense       (49)      0      (1)      (8)      (58)   (74)  0    (33)    (107)

Other
income
(expense)    172     117      (1)      15        303    162  54      3      218
--------------------------------------------------------------------------------
Net Income   $881    $117     ($9)    $129      $860   $743 $44  ($217)    $570
================================================================================
Net income
per common
share                                          $0.31                       $0.20

(1) Represents Discontinued Operations

--------------------------------------------------------------------------------

                           Three Months Ended June 30
                       in thousands except per share data
--------------------------------------------------------------------------------
                        1998                                    1997
--------------------------------------------------------------------------------
              Framed  Sports Marketing General Total Framed Sports General Total
              Art &   Pict.     &      Corp.         Art &  Pict.  Corp.
              Mir.    Cards  Info.                   Mir.   Cards
              (1)            Serv.                   (1)
Net
Sales        $3,257   $0     $6        $0     $3,263  $3,035  $0    $0   $3,035

Cost of
Sales         2,041    0      0         0      2,041   1,945   0     0    1,945
--------------------------------------------------------------------------------

Gross
Margin        1,216    0      6         0      1,222   1,090   0     0    1,090

Selling,
general and
admin.exp.      809    0     13        72        894     710   10    150    870
--------------------------------------------------------------------------------
Income
(loss)
from ops.      407     0     (7)      (72)       328     380  (10)  (150)   220

Interest
expense        (23)    0     (1)        0        (24)    (31)   0    (22)   (53)

Other
income
(expense)       91   117     (1)       15        222      81    0      0     81
--------------------------------------------------------------------------------

Net Income    $475  $117    ($9)      $57       $526    $430 ($10) ($172)  $248
================================================================================

Net income
per common
share                                          $0.19                      $0.09

(1) Represents Discontinued Operations

Sales

Windsor's sales increased by $223,000 or 7.35% and $801,000 or 13.05% in the three months and six months ended June 30, 1998, compared to the same periods in 1997. The increases were due to improved marketing and availability of products in general and some one time orders in the first quarter of 1998. Megacards, Janco and Alnick did not have any sales revenues in either of the quarters.

The revenues of BIS in the period commencing May 27, 1998, through June 30, 1998, were $5,861. BIS was not in business in the comparable period of 1997.

Cost of Sales and Gross Margin

Windsor's costs of sales increased by $95,000 and $586,000 for the three months and six months ended June 30, 1998, compared to the same period in 1997. Gross Margin increased to $1,217,000 and $2,337,000 from $1,090,000 and $2,122,000 during the three month and six month periods of 1998 compared to the same periods in 1997. As a percentage of sales, Gross Margin improved from 35.91% to 37.37% in the three months ended June 30, 1998, compared to 1997, due to selective price increases to offset increases in costs, and incremental sales without a corresponding increase in fixed costs. However, for the six months ended June 30, 1998, Gross Margin decreased to 33.66% as compared to 34.56% in 1997 due to lower margins on one time orders and special promotions in the first quarter of 1998.

Operating Expenses

Windsor's selling, general and administrative expenses were $809,000 and $1,578,000 or 24.84% and 22.74% of sales, for the three months and six months ended June 30, 1998, as compared to $710,000 and $1,467,000 or 23.39% and
23.90% of sales during the same periods of 1997. During this period advertising and marketing expenses and variable expenses, such as commissions on sales, increased but were offset by a decrease in personnel and travel costs.

Other Items

Windsor's interest cost decreased due to lower borrowings. Bentley had no interest expense in the second quarter because the stockholder notes were paid off partly in late 1997 and the balance in the first quarter of 1998.

The other income for Windsor results from the amortization of excess of acquired assets over cost in the second quarter of 1998 and 1997 and a refund of income taxes in the second quarter of 1998. The other income for Megacards results from the extinguishment of a liability for payment of lease on a St. Louis retail location in 1998, while in 1997 the other income was from recovery of receivables that were previously written off.

Liquidity and Capital Resources

Bentley's cash on hand was $11,000 and $9,000 at June 30, 1998 and 1997, respectively. During this period the cash generated from discontinued operations decreased from $819,000 in 1997 to $390,000 in 1998. During 1997 both inventory and receivables decreased, while in 1998 inventory increased to support the higher level of sales. During the quarter approximately $81,000 was expended to acquire the assets of Best Credit Bureau, Inc.

On May 27, 1998, the Company, through BIS, purchased the assets of Best Credit Bureau, Inc. of Miami, Florida. The Company recently upgraded the computer software used by BIS, which will allow BIS's clients to access its data base from personal computers located in the clients' offices. The cost of the upgrade was approximately $20,000.

As of June 30, 1998, Windsor had a line of credit of $1,200,000 on which Windsor had borrowed $1,044,000. In connection with the sale of Windsor, the maturity date of the line of credit was modified. The line of credit matures on September 30, 1998. Management believes that the funds available from the line of credit and funds generated from operations will be sufficient to meet presently known requirements.

Derivatives

The Company does not invest in any derivatives. Windsor's line of credit loan is tied to market rates. The Company's investment portfolio does not include any derivatives.

Other Factors That May Affect Future Results

Year 2000 Issue - Company

The Company has reviewed its current computer system to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year.

The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

Year 2000 Issue - Suppliers

Prior to the sale of Windsor, the Company was in the process of contacting its major suppliers to discuss the Year 2000 Issue. As a result of the sale of Windsor, this process was discontinued because there are no suppliers. The Company is investigating the need to contact information service providers of BIS to discuss the Year 2000 Issue.


PART II -- OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

On July 30, 1998, pursuant to a Securities Purchase and Registration Rights Agreement between Interiors and Bentley, Interiors acquired the following equity interests in Bentley for the consideration recited: (i) 150,000 shares of common stock of Bentley (the "Bentley Stock") for 750,000 shares of Class A Common Stock of Interiors ("Interiors Stock") and (ii) a warrant to purchase an additional 300,000 shares of Bentley Stock for $10 per share (the "Bentley Warrant") for an additional 750,000 shares of Interiors Stock. The Bentley Warrant will expire at the earlier of 10 years after July 30, 1998, or sixty days after the last reported sale price per share of Bentley Stock, as reported on the OTC Bulletin Board or any stock exchange upon which the Bentley Stock is subsequently listed, exceeds $15 per share. In the event that, on or prior to December 31, 1998, (i) a $2,000,000, secured, subordinated, long term promissory note from Interiors to Bentley (the "Long Term Note") has been repaid in full,
(ii) the $1,000,000 in "mezzanine financing", if any, which Interiors may obtain if a $3,300,000, secured, subordinated, short term promissory note from Interiors to Bentley (the "Short Term Note") (collectively the Long Term Note and the Short Term Note are referred to herein as the "Notes") is paid by September 30, 1998, and (iii) a Consulting Agreement between the former Chief Executive Officer of Windsor, Windsor and Interiors has been bought out pursuant to the terms thereof, Interiors has the option, but not the obligation, to purchase the Interiors Stock owned by Bentley for $1,625,000 by December 31, 1998. In addition, if prior to December 31, 1998, Interiors consummates an underwritten public offering of Interiors Stock pursuant to a registration statement declared effective under the Securities Act of 1933, as amended, in which the aggregate gross proceeds (before underwriting fees, commissions and discounts) are at least $15,000,000, then Interiors has the obligation, and not the option, to repurchase the Interiors Stock for $1,625,000. The Bentley Stock and the Bentley Warrant to purchase additional Bentley Stock acquired by Interiors were pledged to secure repayment of the promissory notes executed by Interiors in favor of Bentley in connection with the purchase of Windsor. The Interiors Stock is subject to an escrow agreement and voting trust. The Bentley Stock and Bentley Warrant are also subject to a voting trust. Additional information about the terms of the promissory notes, the "mezzanine financing", the Consulting Agreement, the escrow agreement and the voting trusts and the transactions in general is contained in the Form 8-K filed by the Company for the closing of the transactions which took place July 30, 1998, and is hereby incorporated by reference herein.

The Company claims an exemption from registration of the securities sold to Interiors under Section 4(2) of the Securities Act of 1933 due to the following facts: (i) the Company is the issuer of the securities; (ii) the Company is a reporting company regarding which financial and other information of the type which would be disclosed in a registration statement is publicly available; and
(iii) the purchaser, Interiors, is sophisticated with respect to business and financial matters.


Item. 4   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on July 2, 1998. The following directors were elected to the three director positions of the Company:
(i) Lloyd R. Abrams; (ii) Janet L. Salk; and (iii) Ramakant Agarwal. On the record date, 2,813,285 shares of Bentley Stock were outstanding and the holders of 2,137,500 shares, or 75.98 % of the shares of Bentley Stock voted in person or by proxy, constituting a quorum. There were no broker non-votes. The matters voted on at the meeting, the number of votes cast for, against, withheld and abstaining were as indicated in the table below:

To elect directors to serve until the 1999 Annual Meeting and until their successors are elected and qualified.

                                    FOR        AGAINST         WITHHELD
Lloyd R. Abrams                 2,117,500         0              0
Janet L. Salk                   2,117,500         0              0
Ramakant Agarwal                2,117,500         0              0

FOR       AGAINST   ABSTAIN          RESOLUTION
2,117,500       0    20,000    1. To ratify the appointment of Rubin, Brown,
                               Gornstein & Co. LLP as the Company's independent public accountants for 1998-99.

2,117,500  20,000         0    2. To approve the sale of the Company's wholly
                               owned subsidiary, Windsor Art, Inc., which represents substantially all of the assets of the Company, to Interiors, Inc. or another party on the terms described in the Company's Information
                               Statement dated June 11, 1998, which is hereby incorporated by reference, or on such terms as the Board of Directors shall determine.

2,117,500  20,000         0    3. To amend the Articles of Incorporation on
                               substantially the terms set out in the Company's
                               Information Statement dated June 11, 1998, which is hereby incorporated by reference, to provide that warrants may be issued, from time to time, for any authorized stock of the Company, on such terms and conditions as the Board of Directors shall determine.

2,117,500  20,000         0    4. To issue common stock and warrants of the
                               Company to Interiors, Inc. or another party on the terms described in the Company's Information
                               Statement dated June 11, 1998, which is hereby incorporated by reference, or on such terms and conditions as the Board of Directors shall determine.


Item. 6   Exhibits and Reports on Form 8-K

(a)Exhibits:

Exhibit No. Description

2.1 Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc. dated July 7, 1998, incorporated by reference from the Form 8-K of Bentley International, Inc. dated effective July 30, 1998.

2.2 Securities Purchase and Registration Rights Agreement between Bentley International, Inc. and Interiors, Inc. dated July 30, 1998, incorporated by reference from the Form 8-K of Bentley International, Inc. dated effective July 30, 1998.

4.1 Warrant to Purchase 300,000 shares of Common Stock of Bentley International, Inc., $0.18 par value, issued to Interiors, Inc., dated July 30, 1998, incorporated by reference from the Form 8-K of Bentley International, Inc. dated effective July 30, 1998.

4.2 Amendment to the Articles of Incorporation of Bentley International, Inc., dated July 2, 1998, incorporated by reference from the Form 8-K of Bentley International, Inc. dated effective July 30, 1998.

10 Annexes which are contracts or addenda to contracts dated July 30, 1998, to the Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc., which were listed on the Form 8-K of Bentley dated effective July 30, 1998, are attached hereto in full. Certificates of Authority from officers of Bentley and Interiors which were also addenda to the Stock Purchase Agreement
are  omitted.   The  annexes   listed  below  are  contracts   between   Bentley
International, Inc. and Interiors, Inc. except where noted:

10.1           Annex A-1 --   $2,000,000 Promissory Note

10.2           Annex A-2 --  $3,300,000 Promissory Note

10.3           Annex B   --  Escrow Agreement between U.S. Bank Trust, Bentley

                             International, Inc. and Interiors, Inc.

10.4           Annex F  --   Non-Competition Agreement between Windsor Art, Inc.
                             and Lloyd R. Abrams

10.5           Annex I  --   Consulting Agreement between Windsor Art, Inc.,
                             Interiors, Inc. and Lloyd R. Abrams

10.6           Annex J  --   Pledge Agreement

10.7           Annex K  --   Continuing Guaranty between Max and Laurie Munn and
                             Bentley International, Inc.

10.8           Annex M  --   Subordination Language

10.9           Annex N  --   Windsor Voting Trust Agreement between Lloyd R.
                             Abrams and Max Munn as Voting Trustees, Interiors,
                             Inc. and Bentley International, Inc.

10.10          Annex O  --   Bentley Voting Trust Agreement between Lloyd R.
                             Abrams as Voting Trustee, Interiors, Inc. and
                             Bentley International, Inc.

10.11         Annex P  --   Interiors Voting Trust Agreement between Max Munn
                             as Voting Trustee, Interiors, Inc. and Bentley International, Inc.

19 Information Statement of Bentley International, Inc. on Schedule 14C, dated June 11, 1998, which is hereby incorporated by reference.

27             Financial Data Schedule

(b)     Reports on Form 8-K:

Forms 8-K regarding the settlement of bankruptcy proceedings of a subsidiary, Janco Designs, Inc., were filed effective January 26, 1998 and March 9, 1998 and a Form 8-K regarding the sale of the Windsor subsidiary to Interiors, Inc. was filed effective July 30, 1998.


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

                                    BENTLEY INTERNATIONAL, INC.
                                          (Registrant)


August 19, 1998                     By: /s/Lloyd R. Abrams
                                        -------------------
                                    Lloyd R. Abrams, President
                                    and Chief Executive Officer

August 19, 1998                     By: /s/Ramakant Agarwal
                                        -------------------
                                    Ramakant Agarwal,
                                    Chief Financial Officer