Form 10QSB
period 1998-09-30
BENTLEY INTERNATIONAL INC
filed 1998-11-23
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-QSB

(Mark one)
|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998
|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to_______________

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

On October 23, 1998, the registrant had 2,963,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes |_|    No|X|.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                               INDEX

                                                                            Page

PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements..................................1

           Consolidated Balance Sheets -- September 30, 1998
           and December 31, 1997..............................................1

           Consolidated Statements of Operations -- Three Months
           Ended September 30, 1998 and 1997 and Nine Months
           Ended September 30, 1998 and 1997..................................2

           Consolidated Statements of Cash Flows -- Nine Months Ended
           September 30, 1998 and 1997........................................3

           Notes to Consolidated Financial Statements.........................4

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation...........................................7

PART II -- OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................9

ITEM 2.    Changes in Securities and Use of Proceeds..........................9

ITEM 4.    Submission of Matters to a Vote of Security Holders...............10

ITEM 6.    Exhibits and Reports on Form 8-K..................................10

SIGNATURE....................................................................12

FINANCIAL DATE SCHEDULE

PART I -- CONSOLIDATED FINANCIAL INFORMATION
ITEM 1.    Consolidated Financial Statements

                           BENTLEY INTERNATIONAL, INC.
                       CONSOLIDATED FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                          Assets
                                   September 30,
                                            1998            December 31,
                                      (Unaudited)           1997
                                 ----------------------------------------
Current Assets
  Cash and cash equivalents          $ 4,918,118            $      9,332
  Accounts receivable                      8,079                      --
  Note receivable                      1,500,000                      --
  Investment in common stock             905,000                      --
  Other current assets                    43,867                      --
  Net assets from discontinued segment
    (Note 3)                                  --               2,182,370
-------------------------------------------------------------------------
      Total Current Assets             7,375,064               2,191,702

  Equipment And Leasehold Improvements    24,603                      --

  Other Assets                           133,523                  69,800
-------------------------------------------------------------------------

                                     $ 7,533,190            $  2,261,502
=========================================================================

           Liabilities And Stockholders' Equity

Current Liabilities
  Accounts payable and accrued
  expenses                           $   971,084            $    343,393
  Notes payable                               --                 320,005
  Income taxes payable                   818,500                      --
-------------------------------------------------------------------------
      Total Current Liabilities        1,789,584                 663,398
-------------------------------------------------------------------------

Shareholders' Equity
  Preferred stock, $0.01 par value;
  1,000,000 shares authorized, none
  issued or outstanding                       --                       --
  Common stock, $0.18 par value;
  10,000,000  shares  authorized,
  2,963,285  and  2,813,285  shares
  issued and outstanding at September
  30, 1998 and December 31, 1997,
  respectively                           533,391                 506,391
  Additional paid-in capital           2,378,178               1,500,178
  Retained earnings (deficit)          2,832,037                (408,465)
--------------------------------------------------------------------------
      Total Shareholders' Equity       5,743,606               1,598,104
--------------------------------------------------------------------------

                                     $ 7,533,190             $ 2,261,502
================================================================================
See accompanying Notes to Financial Statements

                           BENTLEY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             For The Three Months            For The Nine Months
                             Ended September 30,             Ended September 30,
                            ----------------------         ---------------------
                             1998            1997             1998        1997
                            ----------------------------------------------------
Net Sales                 $   20,995    $      --         $   26,857 $       --

Cost Of Sales                     --           --               --           --
--------------------------------------------------------------------------------

Gross Margin                  20,995           --             26,857         --

Selling, General And
Administrative Expenses      133,206       65,319            282,503    262,373
--------------------------------------------------------------------------------

  Operating Loss            (112,211)     (65,319)          (255,646)  (262,373)

  Interest Expense            (2,449)      (9,999)           (10,906)   (43,339)

  Other Income               103,776           --            235,167     57,026
--------------------------------------------------------------------------------

  Loss From Continuing
  Operations                 (10,884)     (75,318)           (31,385)  (248,686)

Discontinued Operations
(Note 3)
  Income from discontinued
  Operations                 241,076      404,944          1,121,688  1,148,543
  Gain on sale of
  discontinued segment(net
  of tax of $818,500)      2,150,196           --          2,150,196         --
--------------------------------------------------------------------------------

    Net Income            $2,380,388      329,626         $3,240,499    899,857
================================================================================

Earnings (Loss)Per Common
Share -
  Basic
   Continuing operations  $    (0.00) $     (0.03)        $    (0.01)$    (0.09)
   Discontinued operations      0.81         0.15               1.12       0.41
--------------------------------------------------------------------------------

                          $     0.81  $      0.12         $     1.11 $     0.32
================================================================================

Earnings(Loss) Per Common
Share -
 Assuming Dilution
  Continuing operations   $    (0.00) $     (0.03)        $    (0.00)$    (0.09)
  Discontinued operations       0.78         0.15               1.07       0.41
--------------------------------------------------------------------------------

                          $     0.78  $      0.12         $     1.07 $     0.32
================================================================================
See accompanying Notes to Financial Statements

                                Page 2

                           BENTLEY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                  For The Nine Months
                                                  Ended September 30,
                                                ------------------------
                                                     1998       1997
                                                ------------------------
Cash Flows From Operating Activities
  Net income                                   $  3,240,499   $  899,857
  Adjustments to reconcile net income
  to net cash provided by operating
  activities of continuing operations:
   Income from discontinued operations           (1,121,688)  (1,148,543)
   Gain on sale of discontinued s                (2,150,196)           --
   Depreciation and amortization                      5,959            --
   Net change in assets and liabilities:
      (Increase) decrease in accounts
         receivable                                  (8,079)      48,175
      (Increase)decrease in other assets            (43,867)      21,000
       Increase (decrease) in accounts
         payable and other liabilities             (203,808)      83,370
-------------------------------------------------------------------------
Net Cash Used In Operating Activities Of
   Operations                                      (281,180)     (96,141)
Net cash provided by discontinued
   Operations                                       503,264    1,278,583
-------------------------------------------------------------------------
Net Cash Provided By Operating Activities           222,084    1,182,442
-------------------------------------------------------------------------

Cash Flows From Investing Activities
  Proceeds from sale of discontinued
     segment                                      4,946,000            --
  Net cash used in investing activities
     of operations                                 (114,545)     (87,017)
  Capital expenditures                              (13,511)           --
  Proceeds from notes receivable                          --     110,000
  Acquisition of subsidiary                         (80,772)           --
-------------------------------------------------------------------------
Net Cash Provided By Investing Activities         4,737,172       22,983
-------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net proceeds from (payments on) line of
   credit
     discontinued operations                        269,535    (1,280,194)
   Payments on long-term debt
     - discontinued                                       --      (66,867)
  Payments on notes payable                        (320,005)            --
--------------------------------------------------------------------------
Net Cash Used In Financing Activities               (50,470)   (1,347,061)
--------------------------------------------------------------------------
Net Increase (Decrease) In Cash                   4,908,786      (141,636)

Cash - Beginning Of Period                            9,332       239,017
--------------------------------------------------------------------------

Cash - End Of Period                            $ 4,918,118   $    97,381
==========================================================================
See accompanying Notes to Financial Statements

                          BENTLEY INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


The accompanying interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for this presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


1. Basis Of Consolidation

  The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor") (see Note 3), Janco Design, Inc. ("Janco") (see Note 3), Bentley Information Services, Inc. ("BIS") and Alnick Realty Company, Inc. ("Alnick"). All significant intercompany transactions have been eliminated from the consolidated financial statements.


2. Nature Of Operations

  Bentley International, Inc. ("Bentley"), formerly Megacards, Inc., designed, repackaged and marketed sports picture cards produced by major sports picture card manufacturers and marketed sports picture card accessories. Megacards, Inc. became Bentley in June 1996 as the Board of Directors believed that the change of the corporate name would better reflect the broadening of the scope of the business of the Company. Windsor manufactures and distributes decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, Bentley discontinued its Janco product line of framed prints and mirrors and sold its sports picture card business segment in order to reduce costs and to improve its liquidity position. On July 30, 1998, the Company sold all of the outstanding shares of stock of Windsor Art, Inc. (see Note 3).

  In May 1998, the Company purchased certain assets of a credit bureau company for $75,000 and formed Bentley Information Services, Inc. The acquisition was accounted for as a purchase.


3. Discontinued Operations

  On July 30, 1998, the Company sold its Windsor Art subsidiary. The Company sold all of the outstanding common stock of Windsor to Interiors, Inc. ("Interiors"). The consideration for the stock of Windsor was: a) $1,700,000 in cash, b) a $2,000,000 secured promissory note payable over four years with interest at 8% per annum, and a discount of $500,000 if paid by September 30, 1998, and c) a $3,300,000 secured, short-term promissory note, due September 30, 1998 with interest at 8% per annum. The short-term note required a $300,000 payment on July 30, 1998. The short-term note was repaid as scheduled on September 30, 1998.

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

  In connection with the sale of Windsor, Bentley entered into agreements with certain key employees of Windsor providing for their receipt of a portion of the Interiors' stock received by Bentley, plus a participation in payments received on the Interiors' notes. Since a substantial portion of the consideration received by Bentley in connection with the sale of Windsor was in the form of notes and Interiors' stock, Bentley's management deemed it in the company's interest to provide key Windsor employees an economic incentive to remain employed by Windsor, and endeavor to preserve Windsor's value, which serves as Bentley's security for the Interiors' notes. To receive the Interiors' stock and the note participation payments, the key Windsor employees must remain employed by Windsor through July of 1999 or through the date of the note payments. A portion of the note participation has been paid, or is owed to such employees, as a result of Interiors' repayment of the $3,300,000 note as scheduled on September 30, 1998. All amounts paid or owed to such employees are reflected in the financial statements contained herein.

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

  Windsor revenues were $1,321,689 and $3,293,785 for the three months ended September 30, 1998 and 1997, respectively, and $8,262,934 and $9,433,692 for the nine months ended September 30, 1998 and 1997, respectively. Revenues for Windsor for three months and nine months ended September 30, 1998 include activity through the date of sale of July 30, 1998. Janco had no operating activity in the aforementioned periods. The net assets of Windsor in the accompanying consolidated balance sheet at December 31, 1997 consisted of the following:

               Cash                        $    91,197
               Receivables, net              1,886,527
               Inventories                   1,824,908
               Other current assets             83,621
                                          -------------
                                             3,886,253
               Equipment and leasehold
               improvements                    190,381
                                          -------------
                                             4,076,634
                                          -------------

               Current liabilities           1,596,137
               Other long-term liabilities     298,127
                                          -------------
                                             1,894,264
                                          -------------

               Net assets from
               discontinued operations     $ 2,182,370
                                          =============

The net operating activity of Windsor after the measurement date through July 30, 1998 was not significant.

Windsor Art and Janco (decorative mirror and framed art business segment) are accounted for as discontinued operations in the accompanying consolidated financial statements.

4. Earnings Per Common Share

   For the nine months ended September 30, 1998 and 1997, the computation of basic and diluted earnings per common share is as follows:

                                                         1998          1997
                                                  ----------------------------
Numerator for basic and diluted
  per share - income available to
  shareholders                                       $ 3,240,499   $  899,857
==============================================================================

Denominator:
  Weighted average number of
   common shares used in basic EPS                     2,930,318    2,813,285

  Effect of dilutive securities:
    Common stock options                                 136,160           --
------------------------------------------------------------------------------

Weighted number of common shares
    and potential common stock
    used in diluted EPS                                3,066,478    2,813,285
==============================================================================

      For the nine months ended September 30, 1997, common stock options were not included in diluted EPS because their effect was antidilutive.

5.    Legal Proceedings

      A shareholder of the Company filed a lawsuit against the Company on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, asking for a judgment in his favor against the Company in the amount of the "fair value" as of July 1, 1998, of 30,420 shares allegedly owned individually and 423,500 shares allegedly held in the name of a Voting Trust Agreement dated July 17, 1995 (the "Voting Trust"). The shareholder alleges that he is entitled to such a judgment pursuant to Mo. Rev. Stat. Sec.351.405 in connection with the sale of the Company's subsidiary, Windsor Art, Inc. ("Windsor"), which represented substantially all of the assets of the Company. The sale of Windsor was approved at the annual meeting of the Company's shareholders on July 2, 1998. Section 351.405 requires a company to purchase the shares of any shareholder who at or prior to the meeting at which the sale of substantially all of the assets of the company was approved filed with the company written objection thereto, who did not vote in favor of such sale and who subsequently makes a timely demand for purchase of such shares by the company. Management of the Company believes that the Company is not required to purchase the 423,500 shares allegedly held in the Voting Trust because such shares were voted in favor of the sale. The Company will defend vigorously the Company's position in court.

      Two other shareholders also filed suit on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, contending that the Company is required to purchase their shares for the "fair value" of the shares in connection with the sale of Windsor under Sec. 351.405, alleging that they own 98,115 and 86,335 shares, respectively. The Company believes that the respective claims of the two shareholders are separate and distinct. The notice required by Sec. 351.405 objecting to the sale with respect to one shareholder's alleged 98,115 shares was not received until after the meeting at which the vote on the sale of Windsor was held. Therefore, management believes that the Company is not required to repurchase these shares and will defend vigorously the Company's position in court.

      As part of the same suit, the shareholders also brought a shareholders' derivative suit against the three directors of the Company. The plaintiffs claim that the Directors breached their fiduciary obligations to the shareholders, including the plaintiffs, by causing the Company to repay notes of Janco Designs, Inc., a subsidiary of the Company, in the amount of $450,000 to certain trusts of which one Director and others are trustees. The plaintiffs also claim that the trusts were unjustly enriched by the repayment of the notes and that it would be inequitable for the trusts to retain the $450,000 repaid to them. Management of the Company believes that the notes were properly repaid because they were secured by Windsor's assets and guaranteed by Windsor and the Company. The Company will defend vigorously the Company's position in court.

      The suit also alleges a derivative claim that the president of the Company breached a fiduciary duty to the shareholders in connection with the sale of the Company's wholly-owned subsidiary, Windsor, to Interiors, Inc. ("Interiors") by entering into a consulting agreement with Windsor and Interiors. Management believes that the consideration the president is entitled to receive pursuant to the terms of the consulting agreement is appropriate in exchange for the services which he has agreed to provide to both Windsor and Interiors and for the covenants regarding noncompetition and other matters made by him in the agreement. The Company will defend vigorously the Company's position in court.

      The ultimate resolutions of the lawsuits are not within the Company's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.


6.    Subsequent Events

      Bentley's management became concerned about the preservation of the security for the repayment of the Interiors $2,000,000 note and the future value of the Interiors' stock held by the Company when such stock can be sold by the Company in August of 1999, as a result of the relocation of Windsor, the commingling of certain operations of Windsor's business with other divisions of Interiors, Interiors' failure to enter into employment agreements with key employees of Windsor, and the financial condition of Interiors. Therefore, on November 2, 1998, the Company accepted a proposal from Interiors to exchange $2,565,000 in cash, plus the 150,000 shares of Bentley and the warrants for 300,000 shares of Bentley owned by Interiors in exchange for 1,400,000 shares of Interiors' stock, satisfaction of Interiors' obligation on the $2,000,000 note, and Windsor's and Interiors' release from their obligations under the consulting agreement with Lloyd Abrams. Closing of the transaction is conditioned upon Interiors tendering the consideration on or before December 2, 1998. The Company had engaged the services of a consultant to advise the Company regarding the Interiors proposal, and the consultant is also performing an analysis to advise the Company regarding the value of Mr. Abrams' consulting agreement.

      On November 12, 1998, the Company acquired all of the outstanding common stock of Residential Mortgage Credit Reporting, Inc. ("RMCR"), a credit reporting agency, for $300,000 in cash, plus 120,000 shares of common stock of the Company. Pursuant to the terms of the acquisition agreement the former owner of RMCR has the right to require the Company to repurchase the 120,000 shares for $300,000 if the value of Bentley common stock does not exceed two dollars and fifty cents ($2.50) per share on the twelve month anniversary of the acquisition closing date. The acquisition will be accounted for as a purchase.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company's notification of approximately 2,000 privately owned credit reporting agencies throughout the United States of its interest to acquire such businesses produced over 100 responses and has resulted in Bentley's acquisition of two credit reporting agencies, consistent with Bentley's plan to change its business from the framed art and mirror business of its former subsidiary, Windsor Art, Inc. ("Windsor"), which represented substantially all of its assets, to the information services businesses of its two new subsidiaries. In May of 1998, Bentley formed a new operating subsidiary, Bentley Information Services, Inc. ("BIS"), which acquired certain assets of a credit reporting agency situated in Florida. BIS commenced operations on May 27, 1998. In a subsequent event, on November 12, 1998, Bentley acquired all of the outstanding common stock of Residential Mortgage Credit Reporting, Inc. ("RMCR"). RMCR currently operates in California, Arizona, New Mexico and Colorado, and BIS operates in Missouri, Illinois and Florida. Management plans to expand these businesses in the states where they are operating and on a nation-wide basis, while continuing to explore other acquisition opportunities in the specialty marketing and information services businesses. Management expects these acquisitions and the expansion of their current businesses to produce a trend toward increased net sales, revenue and income and that there will be a high return on the Company's capital, resulting in a continued strong liquidity position. While management believes that this business plan has a high likelihood of success, there can be no assurance that management's plan will have the desired results given economic conditions, product and service demands, competitive pricing and other factors.

      The $3,300,000 short term note received in the sale of Windsor on July 30, 1998, pursuant to a Stock Purchase Agreement executed on July 7, 1998 with Interiors, Inc., has been repaid on schedule. The transaction and anticipated use of proceeds were described in more detail in Bentley's Form 10-QSB for June 30, 1998 as a subsequent event, which is incorporated herein by reference.

      On September 29, 1998, Bentley was sued by three shareholders. The litigation is described in more detail in footnote 5 to the financial statements and in Part II, Item 1 regarding litigation. It is currently not possible to give a reasonable estimate of the Company's exposure in these lawsuits. Management does not believe, however, that the litigation will significantly interfere with its plans to expand the credit reporting business or with its liquidity, net sales, revenue or income. The ultimate resolutions of the lawsuits, however, are not within the Company's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.

Results of Operations

On July 30, 1998 the Company sold its main operating subsidiary Windsor Art, Inc., which represented substantially all of the operations of the Company. All of Windsor's operations have been presented as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

Continuing operations

Continuing operations consists of the activities of the credit reporting business segment and income and expenses of the holding company.

BIS was formed on May 26, 1998 and revenues for the three months ended September 30, 1998 were $20,995. For the period May 26, 1998 through September 30, 1998 revenues were $26,857. BIS was not part of the Company in the comparable periods of 1997.

Operating expenses increased from $65,319 to $133,206 for the three months ended September 30, 1998 and from $262,373 to $282,503 for the nine months ended September 30, 1998 as compared to the same periods in 1997. This increase was due to increases in professional fees and costs associated with the potential acquisitions of businesses.

Other income increased for both the three months ended and nine months ended September 30, 1998 as compared to the same periods in 1997 due to investment earnings from the proceeds of the sale of Windsor and the reduction of liabilities related to a canceled lease obligation.

Discontinued Operations

Income from discontinued operations decreased for both the three and nine months ended September 30, 1998 as compared to the same periods in 1997. This decrease was caused since 1998 activity ended on July 30, 1998, the date of the sale of Windsor. Discontinued operations also include, for 1998, a gain on the sale of Windsor after expenses and income taxes of $2,150,196.

Liquidity and Capital Resources

As a result of the sale of Windsor, the Company's cash and cash equivalents at September 30, 1998 was $4,918,118. Also as part of the sale the Company took back a note receivable valued at $1,500,000 which is expected to be paid in the near future. Cash generated from the sale of Windsor was $4,946,000. In addition, cash generated from all operations decreased from $1,182,442 to $222,084 for the nine months ended September 30, 1998 as compared to the same period in 1997. This decrease was caused by significant increases in inventories and accounts receivable of the Company's discontinued operations at July 30, 1998 as compared to December 31, 1997.

PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings

      Leo M. Rodgers, III, a shareholder of the Company, filed a lawsuit against the Company on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, asking for a judgement in his favor against the Company in the amount of the "fair value" as of July 1, 1998, of 30,420 shares allegedly owned individually by Mr. Rodgers and 423,500 shares allegedly held in the name of Lloyd R. Abrams, Trustee under a Voting Trust Agreement dated July 17, 1995 (the "Voting Trust"), of which Mr. Rodgers alleges he is the beneficial owner. Mr. Rodgers alleges that he is entitled to such a judgement pursuant to Mo. Rev. Stat. Sec. 351.405 in connection with the sale of the Company's subsidiary, Windsor Art, Inc. ("Windsor"), which represented substantially all of the assets of the Company. The sale of Windsor was approved at the annual meeting of the Company's shareholders on July 2, 1998. Section 351.405 requires a company to purchase the shares of any shareholder who at or prior to the meeting at which the sale of substantially all of the assets of the company was approved filed with the company written objection thereto, who did not vote in favor of such sale and who subsequently makes a timely demand for purchase of such shares by the company. Management of the Company believes that the Company is not required to purchase the 423,500 shares allegedly held in the Voting Trust because such shares were voted in favor of the sale. The Company will defend vigorously the Company's position in court.

      Two other shareholders, Andrew Wolfson and Stephan Juskewycz, also filed suit on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, to require the Company to purchase their shares for the "fair value" of the shares in connection with the sale of Windsor under Sec. 351.405, alleging that they own 98,115 and 86,335 shares, respectively. The Company believes that the respective claims of the two shareholders are separate and distinct. The notice required by Sec. 351.405 objecting to the sale with respect to Mr. Wolfson's alleged 98,115 shares was not received until after the meeting at which the vote on the sale of Windsor was held. Therefore, management believes that the Company is not required to repurchase Mr. Wolfson's shares and will defend vigorously the Company's position in court.

      As part of the same suit, Messrs. Wolfson and Juskewycz also brought a shareholders' derivative suit against the three directors of the Company, Mr. Abrams, Ramakant Agarwal and Janet L. Salk. The plaintiffs claim that the Directors breached their fiduciary obligations to the shareholders, including the plaintiffs, by causing the Company to repay notes of Janco Designs, Inc., a subsidiary of the Company, in the amount of $450,000 to certain trusts of which Mr. Abrams, Richard B. Rothman and Patricia Rothman are trustees. The plaintiffs also claim that the trusts were unjustly enriched by the repayment of the notes and that it would be inequitable for the trusts to retain the $450,000 repaid to them. Management of the Company believes that the notes were properly repaid because they were secured by Windsor's assets and guaranteed by Windsor and the Company. The Company will defend vigorously the Company's position in court.

      Messrs. Wolfson and Juskewyez's suit also alleges a derivative claim that Mr. Abrams breached a fiduciary duty to the shareholders in connection with the sale of the Company's wholly owned subsidiary, Windsor, to Interiors, Inc. ("Interiors") by entering into a consulting agreement with Windsor and Interiors. The consulting agreement is described in detail in the Company's Form 8-K dated July 30, 1998 which is hereby incorporated by reference. Management believes that the consideration Mr. Abrams is entitled to receive pursuant to the terms of the consulting agreement is appropriate in exchange for the services which Mr. Abrams has agreed to provide to both Windsor and Interiors and for the covenants regarding noncompetition and other matters made by Mr. Abrams in the agreement. The Company will defend vigorously the Company's position in court.

      The ultimate resolutions of the lawsuits are not within Bentley's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.

Item. 2  Changes in Securities and Use of Proceeds

      On November 12, 1998, the Company acquired all of the outstanding common stock of Residential Mortgage Credit Reporting, Inc. ("RMCR"), a credit reporting agency, from its sole owner, for $300,000 in cash, plus 120,000 shares of common stock of the Company. Pursuant to the terms of the acquisition agreement the former owner of RMCR has the right to require the Company to repurchase the 120,000 shares for $300,000 if the value of Bentley common stock does not exceed two dollars and fifty cents ($2.50) per share on the twelve month anniversary of the acquisition closing date. The transaction was exempt from registration under Securities Act Section 4(2) because the seller has general financial and business sophistication, adequate information about Bentley, whose operating business is the same as that of the seller (the credit reporting business) and which is a reporting company, and special knowledge of Bentley's credit reporting business.

     In connection with the sale of Windsor, Bentley's former operating subsidiary, bonus agreements were entered into in June of 1998 with certain key employees of Windsor, including Pauline Raschella, the President of Windsor, and Ramakant Agarwal,the Vice President, Chief Financial Officer and Secretary of Windsor, who is also the Vice President, Secretary, Chief Financial Officer and a Director of Bentley. The bonus agreements were made as compensation for prior services and as an inducement to encourage these key employees to remain in the employ of Windsor, since the stock of Windsor secures the obligation of Interiors, Inc. to repay that certain note executed by Interiors as part of the consideration for the purchase of Windsor, which note is described in Exhibit
10.1 hereto and is valued at $1,500,000 (the "Note").

     The agreement with Ms. Raschella was reduced to writing on October 26, 1998, and is attached hereto as Exhibit 10.12 (the "Bonus Agreement"). In connection with the Bonus Agreement Bentley is to pay Ms. Raschella: (i) $200,000 in cash; (ii) 110,000 shares of Bentley common stock; (iii) 5% of all payments received by the Company from Interiors, Inc. with respect to the Note; and (iv) 100,000 shares of Interiors, Inc. Class A Common Stock. Payment of the Interiors Common Stock and percentage payments with respect to the Note are conditioned upon Ms. Raschella's continued employment with Windsor. The issuance of the Bentley common stock is exempt from registration under the Securities Act
Section 4(2) because Ms. Raschella has general financial and business sophistication and access to public information about Bentley. The sale of the Interiors, Inc. securities are exempt from registration under Rule 144 due to restrictions on their resale and access to information about Interiors, Inc, which is a reporting company. None of the rights under the Bonus Agreement are assignable by Ms. Raschella without the Company's consent, pursuant to Section 7 of the Bonus Agreement. The Interiors stock is futher restricted pursuant to the provisions of Section 5 of the Bonus Agreement to sales only after a registration or pursuant to an exemption from the Securities Act and applicable state securities laws.

     The bonus agreement with Ramakant Agarwal has not been reduced to writing. A summary of the agreement with Mr. Agarwal is attached hereto as Exhibit 10.13. The Comnpany has agreed to pay to Mr. Agarwal: (i) 100,000 shares of Interiors, Inc. Class A Common Stock; (ii) 4.5% of all payments received by the Company from Interiors, Inc. with respect to the Note; and (iii) $100,000 in cash. The payment of Interiors, Inc. securities is exempt from registration under Rule 144 because none of the rights under the agreement are assignable by Mr. Agarwal without the Company's consent, the stock is further restricted and Mr. Agarwal has access to the public information regarding Interiors, Inc., a reporting company. When this agreement is reduced to writing, it will contain provisions substantially similar to those of Section 5 and Section 7 of the Bonus Agreement.

      The Company reported the transactions involving the sale of its Windsor subsidiary in the Company's Form 10-QSB for June 30, 1998, which is hereby incorporated by reference.

Item. 4  Submission of Matters to a Vote of Security Holders

      The Company reported the shareholders' vote at its July 2, 1998 annual meeting in the Company's Form 10- QSB for June 30, 1998, which is hereby incorporated by reference.

Item. 6  Exhibits and Reports on Form 8-K

(a)   Exhibits:

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

10 Annexes 10.1 through 10.11 below are contracts or addenda to contracts dated July 30, 1998, to the Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc., which were listed on the Form 8-K of Bentley dated effective July 30, 1998, and are incorporated by reference from the Form 10-QSB of Bentley International, Inc. dated June 30, 1998. Certificates of Authority from officers of Bentley and Interiors which were also addenda to the Stock Purchase Agreement are omitted. Annexes 10.1 through 10.11 listed below are contracts between Bentley International, Inc. and Interiors, Inc. except where noted:

10.1  Annex A-1 --  $2,000,000 Promissory Note
10.2  Annex A-2 --  $3,300,000 Promissory Note
10.3  Annex B   --  Escrow Agreement between U.S. Bank Trust, Bentley
                    International, Inc. and Interiors, Inc.
10.4  Annex F   --  Non-Competition Agreement between Windsor Art, Inc. and
                    Lloyd R. Abrams
10.5  Annex I   --  Consulting Agreement between Windsor Art, Inc., Interiors,
                    Inc. and Lloyd R. Abrams
10.6  Annex J   --  Pledge Agreement
10.7  Annex K   --  Continuing Guaranty between Max and Laurie Munn and Bentley
                    International, Inc.
10.8  Annex M   --  Subordination Language
10.9  Annex N   --  Windsor Voting Trust Agreement between Lloyd R. Abrams and
                    Max Munn as Voting Trustees, Interiors, Inc. and Bentley
                    International, Inc.
10.10 Annex O   --  Bentley Voting Trust  Agreement  between Lloyd R.Abrams as
                    Voting Trustee, Interiors, Inc.and BentleyInternational,Inc.
10.11 Annex P   --  Interiors Voting Trust Agreement between Max Munn as Voting
                    Trustee, Interiors, Inc. and Bentley International, Inc.
10.12           --  Bonus Agreement with Pauline Raschella dated October 26,
                    1998
10.13           --  Summary of unwritten bonus agreement with Ramakant Agarwal

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



                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BENTLEY INTERNATIONAL, INC.
                                               (Registrant)


November 23, 1998                       By: /s/Lloyd R. Abrams
                                           Lloyd R. Abrams, President
                                           and Chief Executive Officer