Form 10KSB
period 1998-12-31
BENTLEY INTERNATIONAL INC
filed 1999-04-01
CIK 878838

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                  ------------------------------------------

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998     Commission File Number 0-19503

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the 1998 fiscal year were [$_______________](See NOTE following the Table of Contents).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: approximately $890,285 as of January 13, 1999. (Approximately 890,285 shares held by approximately 470 non-affiliates at $1.00 per share).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of March 11, 1999, 3,083,285 shares of Common Stock, par value $0.18, were outstanding.

                               TABLE OF CONTENTS


ITEM 1.  DESCRIPTION OF BUSINESS.    ........................................1

ITEM 2.  PROPERTIES..........................................................4

ITEM 3.  LEGAL PROCEEDINGS...................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............6


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................7


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......9

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................10

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................11

     NOTE: This Form 10-KSB includes only the Items listed above. Items 6, 7, 8 and 10, the auditor's consent and the completed cover page will be incluided in the amended Form 10-KSB, which will be submitted within 15 days. A Form 12b-25 Notification of Late Filing is filed concurrently herewith.

Note: This report contains certain forward looking statements of the type described in the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 ("PSLR Act of 1995"). The results of management's plans are beyond the ability of the Company to control. Economic conditions, service demand, competitive pricing and other factors could cause materially different results from those planned by management. Additional discussions of certain forward looking statements can be found at the end of Items 1, 3 and 6.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Business

     Bentley International, Inc. (formerly Megacards, Inc.), a Missouri corporation ("Bentley," the "Registrant" or the "Company"), through its operating subsidiary, Residential Mortgage Credit Reporting, Inc. f/k/a Bentley Information Services, Inc., a Missouri corporation incorporated in 1998 ("RMCR"), operates a credit reporting service which provides mortgage lenders with consolidated credit reports drawn from reports generated by several single-source credit reporting bureaus. Currently, RMCR has sales representatives in Arizona, California, Missouri, Illinois and Florida and is expanding into additional territories, with a plan of expanding nationwide. RMCR's headquarters is in Phoenix, Arizona. RMCR acquired substantially all of the assets of a consolidated credit reporting bureau located in Arizona in March 1999. Bentley is in the process of starting a division selling background reports and pre-employment screening to businesses.

     The Company is currently investigating other acquisition opportunities in specialty marketing and information management and certain other industries. No opportunities under consideration as of the date of this report have developed to the stage where any acquisition appears likely. Management is researching acquisitions of speciality marketing and information management firms, because management believes that such businesses produce a very high return on equity, require little debt, generate substantial cash flow and possess significant growth potential.

Products

     RMCR operates a credit reporting service which provides mortgage lenders with consolidated credit reports drawn from reports generated by several single-source credit reporting bureaus. The new Bentley division will sell background reports and pre-employment screening to businesses.

Marketing and Distribution

     RMCR markets its products through employee sales representatives who travel throughout their territories.
                                        1

New Services

     The consolidated residential mortgage credit reporting business is a new line of business for Bentley. Management plans to expand this business.

Competition

     RMCR faces substantial competition. Little capital is needed to enter the industry, the needed software is readily available and reports from several single-source credit reporting bureaus are readily available. Management expects that the competitive position of RMCR is strong due to its superior marketing and readily available capital, which management expects will allow the business to expand.

Sources of Supply

     RMCR generates consolidated credit reports from single-source credit reports. Management believes that RMCR has good relationships with its suppliers. Violation of agreements with suppliers could, however, even if inadvertent, result in cancellation of vendor agreements.

Customers

     RMCR provides its services to residential mortgage lenders. Six customers account for forty percent (40%) of the business of RMCR. The division currently being created to sell background reports and pre-employment screening will have businesses as customers.

Licenses

     RMCR has software licenses from Innovative Software Solutions and Synergistic Software. The license agreement with Synergistic Software provides for transaction fees. The Company and its subsidiary have no trademarks, franchises, labor contracts or royalty agreements. Technology relating to the consolidated residential mortgage credit reporting business is rapidly changing. RMCR's investment in software could become obsolete in a very short time.

Government Approvals and Regulations

     No government approvals are needed for the operation of the Company's businesses. The Company's credit reporting business is subject to the Fair Credit Reporting Act (the "FCRA") and the regulations promulgated thereunder. The Company believes that neither the FCRA nor any other government regulations now materially adversely affect the business of Bentley and its subsidiary. It is possible, however, that law changes, either in the FCRA or other laws, could require changes in the credit reporting business of the Company that could materially adversely affect the Company.

Environmental Costs and Compliance

     The businesses of Bentley and its subsidiary do not have any environmental costs and are not subject to any environmental regulation requirements.

Employees

     As of March 11, 1999, the Company employed approximately twenty (20) persons on a full- time basis. There are no collective bargaining agreements with employees. The Company believes that its relations with the RMCR employees are good.

History

     RMCR, under its former name, Bentley Information Services, Inc., was formed on May 27, 1998 to acquire the assets of a Florida credit reporting service. RMCR merged with a former Bentley subsidiary, an Arizona corporation which was also called Residential Mortgage Credit Reporting, Inc., on February 10, 1999. Pursuant to the merger, the Missouri corporation, RMCR, was the surviving corporation and took the name of the Arizona corporation. The Arizona corporation had been acquired by Bentley on November 12, 1998. On July 30, 1998, the Company sold its Windsor Art, Inc. subsidiary, a Missouri corporation ("Windsor"), which was incorporated in 1993 and which operated a framed art and mirror business. This business began in November, 1993, when Windsor purchased certain assets of Windsor Art Products, Inc., a Delaware corporation, which was then subject to a bankruptcy proceeding. In a business combination in July, 1995 the Company, which was incorporated in 1983 with the name Megacards, Inc., acquired Windsor in a reverse acquisition. The other businesses of the Company have been discontinued. The other businesses consisted of a sports picture card business, which had been in business since 1984 and operated under the name "Megacards," and the framed art and mirror business of Janco Designs, Inc., a Missouri corporation which was incorporated in 1990 ("Janco"), which also was acquired in the reverse acquisition. Janco was administratively dissolved in 1997. The sports picture card business was liquidated in 1996 and the remaining assets contributed to a joint venture, Legends, L.P., a New York limited partnership organized in 1996 ("Legends"), with Quality Baseball Cards, Inc.("Quality"). The Company is a limited partner in Legends, and owns 30% of the limited partnership. Janco was the subject of an involuntary bankruptcy petition brought in January, 1997 by three creditors. All claims of the bankruptcy trustee against the Company and Windsor were settled with the bankruptcy trustee in January, 1998 and a final judgment approving the settlement was entered on February 27, 1998. The Company's business now consists of the RMCR credit reporting business, the developing division selling background reports and pre-employment screening to businesses and the 30% limited partnership interest in Legends.

Forward Looking Statements

     Certain of the foregoing statements in this Item 1 make references to plans, beliefs and expectations of management, including, without limitation, that expansion nationwide of the credit reporting business is planned and that acquisitions of other information services, specialty marketing and possibly certain other businesses are planned. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. General economic conditions, demand for credit reporting services, ability to acquire businesses on acceptable terms and industry specific competitive conditions, which include the small amount of capital needed to enter the consolidated credit reporting industry and the availability of needed software and one source credit reports, could produce results materially different from those expected by management.

ITEM 2.  PROPERTIES

     The Company's subsidiary RMCR leases an office in Phoenix, Arizona for its headquarters. This lease expires in December, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     On September 29, 1998, Bentley was sued by three shareholders. One of the shareholders was an officer of Janco Designs, Inc., the subsidiary of the Company which was the subject of an involuntary bankruptcy proceeding and has now been dissolved. The other two shareholders are former officers and directors of the Company who acted as such when the Company's sole business consisted of the sports picture card business known as Megacards. That business segment was discontinued in 1996.

     Leo M. Rodgers, III, a shareholder of the Company, filed a lawsuit against the Company on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, asking for a judgement in his favor against the Company in the amount of the "fair value" as of July 1, 1998, of 30,420 shares allegedly owned individually by Mr. Rodgers and 423,500 shares allegedly held in the name of Lloyd R. Abrams, Trustee under a Voting Trust Agreement dated July 17, 1995 (the "Voting Trust"), of which Mr. Rodgers alleges he is the beneficial owner. Mr. Rodgers alleges that he is entitled to such a judgement pursuant to Mo. Rev. Stat. Section 351.405 in connection with the sale of the Company's subsidiary, Windsor Art, Inc. ("Windsor"), which represented substantially all of the assets of the Company. The sale of Windsor was approved at the annual meeting of the Company's shareholders on July 2, 1998. Section 351.405 requires a company to purchase the shares of any shareholder who, at or prior to the meeting at which the sale of substantially all of the assets of the company was approved, filed with the company written objection to the sale, did not vote in favor of the sale and subsequently made a timely demand for purchase of such shares by the company. Management of the Company believes that the Company is not required to purchase the 423,500 shares allegedly held in the Voting Trust because such shares were voted in favor of the sale. The Company will defend vigorously the Company's position in court.

     Two other shareholders, Andrew Wolfson and Stephan Juskewycz, also filed suit against Bentley on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, to require the Company to purchase their shares for the "fair value" of the shares in connection with the sale of Windsor under Section 351.405, alleging that they own 98,115 and 86,335 shares, respectively. The Company believes that the respective claims of the two shareholders are separate and distinct. The notice required by Sectiion 351.405 objecting to the sale with respect to Mr. Wolfson's alleged 98,115 shares was not received until after the meeting at which the vote on the sale of Windsor was held.

Therefore, management believes that the Company is not required to repurchase Mr. Wolfson's shares and will defend vigorously the Company's position in court.

   As part of the same suit, Messrs. Wolfson and Juskewycz also brought a shareholders' derivative suit against the three directors of the Company, Mr. Abrams, Ramakant Agarwal and Janet L. Salk. The plaintiffs claim that the Directors breached their fiduciary obligations to the shareholders, including the plaintiffs, by causing the Company to repay notes of Janco Designs, Inc., a subsidiary of the Company, in the amount of $450,000 to certain trusts of which Mr. Abrams, Richard B. Rothman and Patricia Rothman are trustees. The plaintiffs also claim that the trusts were unjustly enriched by the repayment of the notes and that it would be inequitable for the trusts to retain the $450,000 repaid to them. The derivative suit demands that the $450,000 be returned to the Company. Management of the Company believes that the notes were properly repaid because they were secured by Windsor's assets and guaranteed by Windsor and the Company. The Company will defend vigorously the Company's position in court.

   Messrs. Wolfson and Juskewycz's suit also alleges a derivative claim that Mr. Abrams breached a fiduciary duty to the shareholders in connection with the sale of the Company's wholly owned subsidiary, Windsor, to Interiors, Inc. ("Interiors") by entering into a consulting agreement with Windsor and
Interiors. The derivative suit demands that the payments made under the consulting agreement be paid over to the Company. The consulting agreement is described in detail in the Company's Form 8-K dated July 30, 1998 which is hereby incorporated by reference. Management believes that the consideration Mr. Abrams is entitled to receive pursuant to the terms of the consulting agreement is appropriate in exchange for the services which Mr. Abrams has agreed to provide to both Windsor and Interiors and for the covenants regarding noncompetition and other matters made by Mr. Abrams in the agreement. The Company will defend vigorously the Company's position in court.

   Messrs. Wolfson and Juskewycz's amended their suit on January 21, 1999. As amended, the suit further alleges that salary and benefits paid to Mr. Abrams from the Company was $265,000 in 1996 and $284,423 in 1997, that in addition to these amounts Mr. Abrams also received over $50,000 per year in additional benefits from the Company, and that this compensation was excessive. The suit demands that such salary and benefits be repaid to Bentley. Management believes that the consideration Mr. Abrams received in 1996 and 1997 was a reasonable payment in exchange for the services which Mr. Abrams provided to the Company as President and Chief Executive Officer. The Company will defend vigorously the Company's position in court.

   The Wolfson and Juskewycz amended suit further alleges that bonuses in the amount of $1,000,000 were paid or will be paid improperly in connection with the sale of Windsor to Windsor employees and directors by the Company and demands that these moneys be repaid to the Company. Management notes that the sole director of Windsor, Lloyd R. Abrams, was not paid any bonus as a result of the sale of Windsor. Management believes that any and all bonuses paid in connection with the sale of Windsor were paid properly for past services and for the future benefit of the Company. The Company will defend vigorously the Company's position in court.

   Finally, the amended suit of Messrs. Wolfson and Juskewycz alleges that the conduct of the directors and control persons of Bentley in managing the Company supports a claim for judicial dissolution of the Company pursuant to Mo. Rev. Stat. Section 351.494, which provides in paragraph (b) that a company may be dissolved if its directors have acted, are acting, or will act in a manner that is illegal, oppressive, or fraudulent. Messrs. Wolfson and Juskewycz allege that the conduct of the directors and control persons of the Company satisfies this test, due to the actions alleged in the previously described counts of the lawsuit, and a claim that professional fees, alleged to be $150,000, paid by Bentley in connection with the Windsor transactions were excessive, and demand that the Company be judicially liquidated and dissolved, with Bentley's assets converted to cash and distributed to the shareholders on a pro rata basis after adjustment for the claims previously alleged, and that a receiver be appointed for the Company. Management believes that this claim is totally unsupported by the facts, as discussed in relation to the other claims in the lawsuit that are discussed in the preceding paragraphs, and believes that any professional service payments made in connection with the Windsor transactions were reasonable given the services provided. The Company will defend vigorously the Company's position in court.

   Currently, the Company is not a party to any other legal proceedings, other than routine proceedings in the ordinary course of business. The ordinary course proceedings are not anticipated to have a material adverse effect on the Company's results of operation or financial condition.

Forward Looking Statements

   The beliefs and expectations of management described in this Item 3 with regard to the shareholder litigation are forward looking statements of the type described in the PSLR Act of 1995. The ultimate resolutions of the lawsuits are not within Bentley's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted during the fourth quarter of the year ended December 31, 1998 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     In July, 1996, the Company's name was changed to Bentley International, Inc. from Megacards, Inc. and the Company's common stock symbol was changed to "BNTL" from "MEGX". The Company's Common Stock is traded on the OTC Bulletin Board. As of January 13, 1999, the number of shareholders of Common Stock was approximately 470. Set forth below are the high and low transaction prices as reported by the OTC Bulletin Board. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                          YEAR ENDED DECEMBER 31,
                                    1998                         1997
                           HIGH(1)        LOW(1)         HIGH(1)        LOW(1)
First Quarter.......        $2.38          $0.88          $0.50         $0.16
Second Quarter......         2.13           1.25           0.50          0.16
Third Quarter.......         1.56           0.75           0.75          0.25
Fourth Quarter......         1.25           0.75           1.25          0.70


------------------

(1)Share prices have been adjusted to reflect a four-for-one stock dividend payable October 22, 1997 to shareholders of record on September 24, 1997.

   There are no restrictions on dividends in the Company's corporate authority documents or any loan or other contractual agreements.


                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The name, age, principal occupation or position and other directorships held by the directors and executive officers of the Company are set forth below. All of the directors and officers are elected for one year terms.

   Lloyd R. Abrams, 45, has served as President, Chief Executive Officer and Director of the Company since July 1995 and as Assistant Secretary since September 1997. From November, 1993 until July, 1998 he served as sole Director of Windsor, from November 1993 until September, 1997, he served as President of Windsor, and from August 1997 to July 1998 as Assistant Secretary. For more than one year prior to joining Windsor, he was President of Abrams, Rothman & Company, a real estate development firm. Mr. Abrams has a Bachelors of Science in Civil Engineering, a Masters of Business Administration and a Juris Doctorate.

     Janet L. Salk, 41, has served as a Director of the Company since July 1995. Ms. Salk principally has engaged in family, civic and charitable activities for more than the past five years. Ms. Salk is the spouse of Lloyd R. Abrams. Ms. Salk has Bachelor of Arts, Masters in Social Work and Masters in Counseling degrees.

   Ramakant Agarwal, 43, was appointed to the Board of the Company on January 15, 1998, and has served as Chief Financial Officer and Vice President of the Company since January 1997, and Secretary since September 1997. He has served as Chief Financial Officer and Vice President of Windsor since January 1997, and Secretary since August 1997. From April 1996 to July 1996, Mr. Agarwal served as a consultant to Retix, Inc., an Internet hardware, software and telecommunications company. From January 1993 to February 1996, Mr. Agarwal served as Vice President of Finance and Corporate Planning for Sun West Mortgage Company, Inc., a non- supervised mortgage company. Mr. Agarwal is a CPA.

            Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During 1998, to the best of the Company's knowledge, all Section 16(a) filing requirements applicable to Reporting Persons were complied with.

   [Remainder of page intentionally left blank.]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth the beneficial ownership of shares of the Company's Common Stock as of January 13, 1999 held by: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each person who is a Director or named Executive Officer; and (iii) all the Company's Directors and officers as a group. Unless otherwise indicated, all shares are held with sole voting and investment power.

NAME AND ADDRESS                            SHARES OWNED(1) PERCENT OF CLASS(1)
Group comprised of Lloyd R. Abrams, Richard
B.Rothman and Leo M. Rogers (the "Voting
   Trust Group")
   9719 Conway Road
   St. Louis, Missouri 63124........         2,117,500 (2)          68.68%
Lloyd R. Abrams as Voting Trustee of the
Voting Trust, dated July 17, 1995
   9719 Conway Road
   St. Louis, Missouri 63124........         2,117,500 (2)(3)       68.68
Lloyd R. Abrams
   9719 Conway Road
   St. Louis, Missouri 63124........         1,321,000 (2)(3)       42.84
Richard B. Rothman
   7700 Bonhomme, 7th Floor
   St. Louis, Missouri 63105........           423,500 (4)          13.74
Leo M. Rodgers
   7167 Westmoreland Drive
   St. Louis, Missouri 63130........           448,915 (4)(5)       14.56
Janet L. Salk
   9719 Conway Road
   St. Louis, Missouri 63124........                --                 --
Ramakant Agarwal
   4444 Ayers Avenue
   Vernon, California 90023.........            28,000 (6)            0.81
All Directors and executive officers
   as a group                                2,193,000               71.13%
-----------------------

(1)Each beneficial owner's percentage ownership is based upon 3,083,285 shares of the Company's Common Stock issued and outstanding as of March 11, 1999.

(2)In a Statement on Schedule 13D (the "Schedule 13D") filed with the Securities and Exchange Commission (the "SEC") by the Voting Trust Group and its members, the Voting Trust Group has reported that 2,117,500 shares of the Company's Common Stock were issued to the Voting Trustee under the Voting Trust Agreement. Under the Voting Trust Agreement, Mr. Abrams retains voting  power over shares of the  Company's  Common Stock deposited therein.

(3)In a Form 4 dated January 11, 1999, Mr. Abrams reported that he acquired 40,000 shares of Company Common Stock and a warrant for 300,000 shares of Company Common Stock with an exercise price of $10 per share and which is presently exercisable. In a Form 5 dated January 27, 1997, Mr. Abrams reported that certain shares of the Company's Common Stock attributed to him are beneficially owned by him as trustee of each of The Abrams Family Trust, The Stacey, Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust in the amounts of 847,000 shares, 222,250 shares and 211,750 shares, respectively. Mr. Abrams has sole investment power over all such shares of the Company's Common Stock.

(4)In the Schedule 13D, Mr. Rothman and Mr. Rodgers reported that 423,500 shares each of the Company's Common Stock issued pursuant to the Agreement that are attributable to Mr. Rothman and Mr. Rodgers were issued in the name of the Voting Trustee. Under the Voting Trust Agreement, the Voting Trustee retains voting power of shares of the Company's Common Stock deposited therein. Mr. Rothman and Mr. Rodgers retain investment power with regard to the number of shares of the Company's Common Stock attributed to each of them.

(5)In a Form 5 dated February 14, 1997, Mr. Rodgers reported that he beneficially owns 448,915 shares of the Company's Common Stock.

(6)Mr. Agarwal also has an option for 28,000 shares of the Company's Common Stock which is presently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's executive compensation program is administered under the direction of the Board of Directors. Mr. Abrams and Mr. Agarwal are members of the Board of Directors and serve as executive officers of the Company.

   Janco borrowed money from certain trusts of which Mr. Abrams, Richard B. Rothman and his spouse, Patricia Rothman are trustees. The borrowings were guaranteed by Bentley and Windsor. As of March 13, 1998, the Company repaid all such borrowings in the aggregate amount of $450,000.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

EX. NO. DESCRIPTION

2.1 Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc. dated July 7, 1998, incorporated herein by this reference from
     Exhibit 10.1 to Form 8-K of the Registrant dated effective July 30, 1998.

2.2 Securities Purchase and Registration Rights Agreement between Bentley International, Inc. and Interiors, Inc. dated July 30, 1998, incorporated herein by this reference from Exhibit 10.2 to Form 8-K of the Registrant dated effective July 30, 1998.

2.3 Repurchase Agreement and Mutual General Release between the Registrant, Interiors, Inc., Windsor Art, Inc., Lloyd R. Abrams and Max Munn dated December 1, 1998 is incorporated herein by this reference from Exhibit 2 to Form 8-K of the Registrant dated effective December 1, 1998.

3.1 Restated Articles of Incorporation of Registrant filed as Exhibit No. 3.1 to Registrant's Registration Statement on Form S-18 (Reg. No. 33-42393C) are incorporated herein by this reference.

3.2 Amended and Restated By-laws of Registrant as currently in effect filed as Exhibit No. 3 to Registrant's Form 10-QSB dated March 31, 1998 is incorporated herein by this reference.

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

10.2 Agreement to Form Joint  Venture  Dated September  13, 1996,  by and among
     Excell Recycling,   Inc.;   Quality  Baseball  Cards,  Inc.  and  Bentley
     International, Inc. filed as

     Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 27, 1996 is incorporated by this reference.

10.3 Limited Partnership Agreement Legends, LP dated September 12, 1996, by and among Excell Recycling, Inc.; Quality Baseball Cards, Inc. and Bentley International, Inc. filed as Exhibit 2.2 to the Registrant's Current
     Report on Form 8-K dated September 27, 1996 is incorporated by this reference.

10.4 Eighth Amendment to Revolving Credit Loan Agreement, dated as of April 1, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 is incorporated by this reference.

10.5 Tenth Amendment to Revolving Credit Loan Agreement, dated as of September 13, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit
     10.35 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 is incorporated by this reference.

10.6 Megacards, Inc. 1995 Stock Option Plan filed as Exhibit 10.37 to the Registrant's Form 10-KSB for 1997 is incorporated herein by this reference.

10.7 Annexes A-1 through P below are contracts or addenda to contracts dated July 30, 1998, to the Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc., which were listed on the Form 8-K of Bentley dated effective July 30, 1998, and are incorporated by reference from Exhibits 10.1 through 10.11 of the Form 10-QSB of Bentley International, Inc. dated June 30, 1998. Certificates of Authority from officers of Bentley and Interiors which were also addenda to the Stock Purchase Agreement are omitted. Annexes A-1 through P listed below are contracts between Bentley International, Inc. and Interiors, Inc. except where noted:

      Annex A-1   $2,000,000 Promissory Note
      Annex A-2   $3,300,000 Promissory Note
      Annex B     Escrow Agreement between U.S. Bank Trust, Bentley
                  International, Inc. and Interiors, Inc.
      Annex  F    Non-Competition Agreement between Windsor Art, Inc. and Lloyd
                  R. Abrams
      Annex  I    Consulting Agreement between Windsor Art, Inc., Interiors,
                  Inc. and Lloyd R. Abrams
      Annex  J    Pledge Agreement
      Annex  K    Continuing  Guaranty  between  Max and  Laurie  Munn  and
                  Bentley International, Inc.
      Annex  M    Subordination Language
      Annex  N    Windsor Voting Trust Agreement between Lloyd R. Abrams and
                  Max Munn as Voting Trustees, Interiors, Inc. and Bentley
                  International, Inc.

      Annex  O    Bentley Voting Trust Agreement between Lloyd R. Abrams as
                  Voting Trustee, Interiors, Inc.and Bentley International, Inc.
      Annex  P    Interiors Voting Trust Agreement between Max Munn as
                  Voting Trustee, Interiors, Inc.and Bentley International, Inc.

10.8 Bonus Agreement between the Registrant and Pauline Raschella dated October 26, 1998 attached to Form 10-QSB of the Registrant dated September 30, 1998 as Exhibit 10.12 is incorporated herein by this reference.

10.9 Summary of unwritten bonus agreement between the Registrant and Ramakant Agarwal attached to Form 10-QSB of the Registrant dated September 30, 1998 as Exhibit 10.13 is incorporated herein by this reference.

10.10 Stock Purchase Agreement between Sandra L. James and the Registrant dated November 12, 1998 attached hereto is incorporated by this reference.

10.11 Escrow Agreement between Sandra L. James and the Registrant dated November 12, 1998 attached hereto is incorporated by this reference.

13.1 Portions of Form 10-QSB of the Registrant dated June 30, 1998 referenced in the text are incorporated herein by this reference.

13.2 Portions of Form 10-QSB of the Registrant dated September 30, 1998 referenced in the text are incorporated herein by this reference.

21.1 A list of the subsidiary of the Registrant is filed herewith.

(b) Reports on Form 8-K.

   On December 16, 1998, the Registrant filed a Current Report on Form 8-K dated December 1, 1998 reporting entry into a repurchase agreement and mutual general release with Windsor, Lloyd R. Abrams, Max Munn and Interiors which is incorporated herein by this reference. In addition, on August 14, 1998, the Registrant filed a Current Report on Form 8-K dated July 30, 1998 reporting the sale of the Registrant's former Windsor Art, Inc. subsidiary to Interiors, Inc. which is incorporated herein by this reference.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BENTLEY INTERNATIONAL INC.
                                     (Registrant)

                                 By /S/ LLOYD R. ABRAMS
                                 Lloyd R. Abrams, President and
                                 Chief Executive Officer


Date:  March 31, 1999


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                         DATE

/S/ LLOYD R. ABRAMS             Director and Chief              March 31, 1999
Lloyd R. Abrams                 Executive Officer


/S/ RAMAKANT AGARWAL            Director and Chief              March 31, 1999
Ramakant Agarwal                Financial Officer