Form 10KSB/A
period 1998-12-31
BENTLEY INTERNATIONAL INC
filed 1999-04-15
CIK 878838

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                  ------------------------------------------

                                 FORM 10-KSB/A

             Amended Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Registrant's revenues from continuing operations for the 1998 fiscal year were $215,443.

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

TABLE OF CONTENTS


Item 1.  Description of Business ............................................1

Item 2.  Properties..........................................................3

Item 3.  Legal Proceedings...................................................3

Item 4.  Submission of Matters to a Vote of Security Holders.................5

Item 5.  Market for Common Equity and Related Shareholder Matters............5

Item 6.  Management's Discussion and Analysis or Plan of Operation...........6

Item 7.  Financial Statements and Supplementary Data.........................9

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................27

Item 9.  Directors and Executive Officers of the Registrant..................27

Item 10. Executive Compensation..............................................28

Item 11. Security Ownership of Certain Beneficial Owners and Management......29

Item 12. Certain Relationships and Related Transactions......................30

Item 13. Exhibits and Reports on Form 8-K....................................31

SIGNATURE ...................................................................33

FINANCIAL DATA SCHEDULE

This Form 10-KSB/A includes all of the text of the Form 10-KSB filed on March 31, 1999, and Items 6, 7, 8 and 10, the auditor's consent, the Financial Data Schedule and the completed cover page which were not included in the Form 10-KSB filed on March 31, 1999.

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

Employees

   As of March 11, 1999, the Company employed approximately twenty (20) persons on a full-time basis. There are no collective bargaining agreements with employees. The Company believes that its relations with the RMCR employees are good.

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

   Two other shareholders, Andrew Wolfson and Stephan Juskewycz, also filed suit against Bentley on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, to require the Company to purchase their shares for the "fair value" of the shares in connection with the sale of Windsor under Section 351.405, alleging that they own 98,115 and 86,335 shares, respectively. The Company believes that the respective claims of the two shareholders are separate and distinct. The notice required by ss.351.405 objecting to the sale with respect to Mr. Wolfson's alleged 98,115 shares was not received until after the meeting at which the vote on the sale of Windsor was held. Therefore, management believes that the Company is not required to repurchase Mr. Wolfson's shares and will defend vigorously the Company's position in court.

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


                                    PART II


Item. 5  Market for Common Equity and Related Shareholder Matters

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

[Remainder of page intentionally left blank.]

                                           Year Ended December 31,
                                     1998                         1997
                             --------------------------------------------------

                             High(1)        Low(1)         High(1)       Low(1)

First Quarter........        $2.38          $0.88          $0.50         $0.16

Second Quarter.......         2.13           1.25           0.50          0.16

Third Quarter........         1.56           0.75           0.75          0.25

Fourth Quarter.......         1.25           0.75           1.25          0.70
------------------
(1)Share  prices have been  adjusted to reflect a  four-for-one  stock  dividend payable October 22, 1997 to shareholders of record on September 24, 1997.

   There are no restrictions on dividends in the Company's corporate authority documents or any loan or other contractual agreements.


Item 6.  Management's Discussion and Analysis or Plan of Operation


OVERVIEW

   Bentley has aggressively pursued a transition from the framed art and mirror business to the marketing and information services businesses, of which the credit reporting business is one, and is continuing to explore other acquisition possibilities in the information services and specialty marketing businesses and certain other businesses. The Company continues to be in a strong liquidity position, with no debt other than trade credit and no preferred stock outstanding. Bentley plans to use most of the proceeds of its sale of Windsor Art, Inc., its previous framed art and mirror business, to expand the credit reporting business and to make acquisitions in the specialty marketing, information services and certain other businesses.

   Bentley plans to expand nationwide the consolidated, residential mortgage credit reporting business of its operating subsidiary, RMCR. In December 1998 RMCR replaced its old computer hardware and software with new hardware and software. In March 1999, RMCR acquired substantially all of the assets of a consolidated credit reporting business located in Arizona. Currently, RMCR has sales representatives in Arizona, California, Illinois, Missouri and Florida. Management plans to expand the business nationwide.

   The Company is currently investigating other acquisition opportunities in specialty marketing, information services and certain other industries. No other opportunities currently under consideration have developed to the stage where any acquisition appears likely. Management is researching acquisitions of speciality marketing and information services firms because management believes that such businesses produce a very high return on equity, require little debt, generate substantial cash flow and possess significant growth potential. Management expects these acquisitions and the expansion of the current businesses to produce a trend toward increased net sales, revenue and income and that there will be a high return on the Company's capital.

   On July 30, 1998, the Company sold its framed art and mirror business, Windsor Art, Inc. ("Windsor"), which represented substantially all of its assets, to Interiors, Inc. ("Interiors"). On December 1, 1998, Bentley entered into a Repurchase Agreement and Mutual General Release with Interiors, Inc., Windsor Art, Inc., Lloyd R. Abrams and Max Munn, which is attached as
Exhibit 2 to Bentley's Form 8-K dated December 1, 1998. The transactions between Interiors and Bentley are more fully described in the following prior securities filings of Bentley and the portions of the following documents that pertain to the transactions with Interiors, Inc. are hereby incorporated by reference: Form 8-K dated December 1, 1998, Form 10-QSB dated September 30, 1998, Form 8-K dated July 30, 1998 and Form 10-QSB dated June 30, 1998.

   The Board of Directors of Bentley has also approved a repurchase program with respect to the Company's common stock, which currently trades on the OTC Bulletin Board. The company will repurchase no more than 100,000 shares in the open market over a period of no more than twelve months, subject to the further limitation that the number of shareholders will not be decreased below 300. The price for the common stock was $1.00 per share as of March 11, 1999. The book value of such stock as of December 31, 1998, was $2.17 per share.

   On September 29, 1998, Bentley was sued by three shareholders. One of the shareholders was an officer of Janco Designs, Inc., the subsidiary of the Company which was the subject of an involuntary bankruptcy proceeding and has now been dissolved. The other two shareholders are former officers and directors of the Company who acted as such when the Company's sole business consisted of the sports picture card business known as Megacards. That business segment was discontinued in 1996. The litigation is described in more detail in footnote 9 to the financial statements and in Part I, Item 3 regarding litigation. It is currently not possible to give a reasonable estimate of the Company's exposure in these lawsuits. The Company anticipates that any judgment against it regarding the shareholder litigation will be satisfied out of a non-material portion of the proceeds of the sale of Windsor. Management does not believe that the litigation will significantly interfere with its plans to expand the credit reporting business or with its liquidity, net sales, revenue or income.

Forward Looking Statements

   Certain of the foregoing statements in this Item 6 make references to plans, beliefs and expectations of management, including, without limitation, that expansion nationwide of the credit reporting business is planned and that acquisitions of other information services, specialty marketing and possibly certain other businesses are planned. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. General economic conditions, demand for credit reporting services, ability to acquire businesses on acceptable terms and industry specific competitive conditions, which include the small amount of capital needed to enter the consolidated credit reporting industry and the availability of needed software and one source credit reports, could produce results materially different from those expected by management. With regard to the shareholder litigation, management beliefs and expectations are also forward looking statements of the type described in the PSLR Act of 1995. The ultimate resolutions of the lawsuits, however, are not within the Company's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.

Results of Operations

   On July 30, 1998 the Company sold its main operating subsidiary, Windsor Art, Inc., which represented substantially all of the operations of the Company, for $6,481,000 in cash. All of Windsor's operations have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Continuing Operations

   Continuing operations consists of the activities of the credit-reporting business segment.

   Two subsidiaries of the Company merged subsequent to the close of the fiscal year; consequently, their revenues are reported separately below. These subsidiaries were RMCR under its former name, Bentley Information Services, Inc., a Missouri corporation, and an Arizona corporation named Residential Mortgage Credit Reporting, Inc. which merged into RMCR. RMCR was acquired May 27, 1998 and revenues for the year ended December 31, 1998 were $79,800. RMCR was not part of the Company in 1997. Residential Mortgage Credit

Reporting, Inc., an Arizona corporation, was acquired October 31, 1998 and revenues for the two months ended December 31, 1998 were $135,639. The Arizona corporation was not part of the Company in 1997.

   Operating expenses increased from $266,860 to $790,724 for the year ended December 31, 1998 as compared to the same period in 1997. This increase was due to the acquisitions in 1998 of the credit reporting businesses which did not exist in 1997 and increases in professional fees and costs associated with the potential acquisitions of other business.

   Other income increased for the year ended December 31, 1998 as compared to the same period in 1997 due to investment earnings from the proceeds of the sale of Windsor and the reduction of liabilities related to a canceled lease obligation.

Discontinued Operations

   Income from discontinued operations decreased for the year ended December 31, 1998 as compared to the same periods in 1997. This decrease was caused since 1998 activity ended on July 30, 1998, the date of the sale of Windsor. Discontinued operations also include, for 1998, a gain on the sale of Windsor after expenses and income taxes of $3,075,481.

Liquidity and Capital Resources

   As a result of the sale of Windsor, the Company's cash and cash equivalents at December 31, 1998 was $6,350,884. Cash generated from the sale of Windsor was $6,481,000. In addition, cash generated from all operations decreased from $1,251,145 to $222,084 for the year ended December 31, 1998 as compared to the same time period in 1997. This decrease was caused by significant increases in inventories and accounts receivable of the Company's discontinued operations at July 30, 1998 as compared to December 31, 1997.

Derivatives

   The Company does not invest in any derivative securities.

Year 2000

   Bentley has taken steps to investigate whether it has a "Year 2000 Problem," that is, whether any of the computer software and hardware that affect its business can use only the last two digits to refer to a year, which limitation causes inability to recognize properly a year that begins with "20" instead of "19," which in turn could result in applications failures or erroneous results. In order to determine whether the Company has no Year 2000 Problem (is "Year 2000 Compliant;" is in "Year 2000 Compliance"), Bentley is (i) in the process of investigating whether its hardware and software are Year 2000 Compliant; (ii) contacting suppliers and customers regarding any possible Year 2000 Problems at their facilities that might affect the Company; (iii) analyzing the costs of Year 2000 Compliance; and (iv) exploring the possible worst case scenarios and contingency plans if there were to be a Year 2000 Problem that affected the Company's business. In evaluating the Company's business, it is important to recognize that the credit reporting business of its subsidiary, RMCR, is a computer based business that could be seriously adversely affected by a Year 2000 Problem, either at RMCR's facility or at its suppliers' or major customers' facilities. The Company has no control over whether its suppliers and customers remedy a Year 2000 Problem or whether its vendors of hardware, software and Year 2000 Compliance testing software accurately represent the Year 2000 Compliance status of their products.

   The Company has taken the following steps with respect to its own computer hardware and software to determine whether such hardware and software is Year 2000 compliant: (i) purchased new computer hardware and software late in 1998 and early in 1999 which the Company believes to be Year 2000 Compliant; (ii) is in the process of testing this hardware with Year 2000 Compliance software to verify that it is Year 2000 Compliant; and (iii) is in the process of verifying with vendors of its software for processing credit reports, accounting, record keeping and word processing and of its phone system that these systems are Year 2000 Compliant.

   Bentley has contacted its suppliers of single source credit reports to determine whether they might have Year 2000 Problems that could affect the Company, has had some preliminary responses and is in the process of keeping in touch with all credit report suppliers on an ongoing basis to evaluate the Year 2000 Compliance of such suppliers. The Company has sent out letters to its customers to query whether they are Year 2000 Compliant.

   The Company has not incurred any material costs in addressing the Year 2000 Problem. The new hardware and software referenced above was purchased for business reasons separate from Year 2000 Compliance issues. The Company does not anticipate that it will incur any material costs in testing software and hardware and communicating with suppliers and customers.

   The worst case scenario of a Year 2000 Problem would be a failure of RMCR's credit reporting software or its hardware, which could shut down the business, resulting in lost revenues and possibly lost customers. The contingency plan that the Company has developed to address the possible worst case scenario is to obtain a "patch" for the Year 2000 Problem from the vendor of the affected hardware or software or to obtain hardware or software from another vendor. Going to another vendor of credit reporting software would require converting the customers' systems to be compatible with such new software. The possible lost revenue, if such a worst case scenario were to occur, has not been estimated. The Company would draw on its strong liquidity position to enable it to withstand such a worst case scenario.

Forward Looking Statements

   Certain of the foregoing statements in the discussion of the Year 2000 Problem make references to plans, beliefs and expectations of management, including, without limitation, that the RMCR hardware will be Year 2000 Compliant. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. The steps taken by such vendors, suppliers and customers as well as by the Company could produce results materially different from those expected by management.


Item 7.  Financial Statements and Supplementary Data

[Remainder of page intentionally left blank]

                         Independent Auditors' Report



Board of Directors
Bentley International, Inc.
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Bentley International, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bentley International, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                    /s/ Rubin, Brown, Gornstein & Co. LLP
                                    RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
April 12, 1999


                   BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                            CONSOLIDATED BALANCE SHEET
                                 December 31, 1998

                                      Assets
Current Assets
   Cash and cash equivalents                                       $ 6,350,884
   Accounts receivable                                                 136,644
   Other current assets                                                 46,978
                                                                   ------------
       Total Current Assets                                          6,534,506

Furniture And Equipment (Net Of Accumulated
   Depreciation Of $393,112)                                           127,014

Goodwill (Net Of Accumulated Amortization Of $8,120)                   479,050

Investment                                                             300,028

Other Assets                                                            74,900
                                                                   ------------

                                                                   $ 7,515,498
                                                                   ============

                       Liabilities And Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                           $   828,117
                                                                  -------------

Stockholders' Equity
   Preferred stock, $0.01 par value; 1,000,000 shares authorized,
     none issued or outstanding                                              --
   Common stock, $0.18 par value; 10,000,000 shares authorized;
     3,083,285 shares issued and outstanding                           554,991
   Additional paid-in capital                                        2,656,578
   Retained earnings                                                 3,475,812
                                                                  -------------
       Total Stockholders' Equity                                    6,687,381
                                                                   -------------

                                                                   $ 7,515,498
                                                                  =============

See the accompanying notes to consolidated financial statements.


                   BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Years Ended December 31, 1998 And 1997






                                                                                Total
                                Common Stock     Additional   Retained  Stockholders'
                             ------------------    Paid-In    Earnings         Equity
                               Shares   Amount     Capital    (Deficit)      (Deficit)
                            ------------------------------------------------------
Balance - January 1, 1997     562,624  $101,272   $1,905,297  $(2,835,611) $ (829,042)

Common Stock Dividend       2,250,661   405,119     (405,119)          --          --

Net Income                         --        --           --    2,427,146   2,427,146
-------------------------------------------------------------------------------------

Balance -December 31, 1997  2,813,285   506,391    1,500,178     (408,465)  1,598,104

Issuance Of Common Stock      270,000    48,600    1,156,400           --   1,205,000

Net Income                         --        --           --    3,884,277   3,884,277
-------------------------------------------------------------------------------------

Balance -December 31, 1998  3,083,285  $554,991   $2,656,578  $ 3,475,812  $6,687,381
=====================================================================================

See the accompanying notes to consolidated financial statements.



                   BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  For The Years
                                                                Ended December 31,
                                                       ---------------------------
                                                                 1998         1997
                                                       ---------------------------
Net Sales                                                $    215,443           --

Cost Of Sales                                                  52,183           --
                                                       ---------------------------

Gross Margin                                                  163,260           --

Selling, General And Administrative Expenses                  790,724      266,860
                                                       ---------------------------

Loss From Operations                                         (627,464)    (266,860)

Interest Income (Expense)                                     136,748      (49,628)

Other Income                                                  177,824       42,974
                                                       ---------------------------

Loss From Continuing Operations                              (312,892)    (273,514)

Discontinued Operations (Note 3)
   Income from discontinued operations                      1,121,688    1,526,611
   Gain on sale of discontinued segment
      (net of tax of $63,884)                               3,075,481           --
   Gain on extinguishment of debt                                  --    1,174,049
                                                       ---------------------------

   Net Income                                            $  3,884,277  $ 2,427,146
                                                       ===========================

Earnings (Loss) Per Common Share - Basic (Note 10)
   Continuing operations                                 $      (0.11) $     (0.10)
   Discontinued operations                                       1.46         0.97
                                                       ---------------------------

                                                         $       1.35  $      0.87
                                                       ===========================

Earnings (Loss) Per Common Share -
Assuming Dilution (Note 10)
   Continuing operations                                 $      (0.11) $     (0.10)
   Discontinued operations                                       1.44         0.95
                                                       ---------------------------

                                                         $       1.33  $      0.85
                                                       ===========================

See the accompanying notes to consolidated financial statements.


                   BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                  For The Years
                               Ended December 31,
                                                           --------------------------
                                                                 1998         1997
                                                           --------------------------
Cash Flows From Operating Activities
   Net income                                              $  3,884,277 $  2,427,146
   Adjustments to reconcile net income to net cash
     used in operating activities of continuing operations:
       Income from discontinued operations                   (1,121,688)  (1,526,611)
       Gain on sale of discontinued segment                  (3,075,481)          --
       Gain on extinguishment of debt                                --   (1,174,049)
       Depreciation and amortization                             83,351           --
       Net changes in assets and liabilities:
         (Increase) decrease in accounts receivable            (136,644)      48,175
         (Increase) decrease in other current assets            (46,978)      50,505
         (Increase) decrease in accounts payable and
           accrued expenses                                    (240,312)     101,954
                                                           --------------------------
Net Cash Used In Operating Activities Of Continuing
   Operations                                                  (653,475)     (72,880)
Net cash provided by discontinued operations                    503,264    1,324,025
                                                           --------------------------
Net Cash Provided By (Used In) Operating Activities            (150,211)   1,251,145
                                                           --------------------------

Cash Flows From Investing Activities
   Purchase of investments                                     (300,028)          --
   Capital expenditures                                         (66,422)          --
   Proceeds from notes receivable                                    --      110,000
   Payments for acquisition of subsidiaries                    (362,772)          --
   Proceeds from sale of discontinued segment                 6,481,000           --
   Net cash used in investing activities
     of discontinued operations                                (114,545)     (55,352)
   Proceeds from repurchase of investment in common
     stock (Note 3)                                             905,000           --
                                                           --------------------------
Net Cash Provided By Investing Activities                     6,542,233       54,648
                                                           --------------------------

Cash Flows From Financing Activities
   Net proceeds from (payments on) lines of credit-
     discontinued operations                                    269,535   (1,164,435)
   Repayments of long-term debt- discontinued operations             --      (66,867)
   Payments on notes payable                                   (320,005)    (158,061)
                                                           --------------------------
Net Cash Used In Financing Activities                           (50,470)  (1,389,363)
                                                           --------------------------

Net Increase (Decrease) In Cash And Cash Equivalents          6,341,552      (83,570)

Cash And Cash Equivalents - Beginning Of Year                     9,332       92,902
                                                           --------------------------

Cash And Cash Equivalents - End Of Year                     $ 6,350,884 $      9,332
                                                           ==========================

Supplemental Disclosure Of Cash Flow Information
   Interest paid                                            $    64,833 $    170,039
                                                           --------------------------
Noncash investing and financing activities (Note 8)

See the accompanying notes to consolidated financial statements.

                   BENTLEY INTERNATIONAL, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 And 1997




1.    Summary Of Significant Accounting Policies

      Basis Of Consolidation

      The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor"), Janco Designs, Inc. ("Janco") (see Note
      3),  Bentley  Information  Services,   Inc.  ("BIS")  and  Residential
      Mortgage Credit Reporting, Inc. ("RMCR"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

      Cash And Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash accounts are primarily held at one bank.

      Accounts Receivable

      The Company follows the practice of writing off uncollectible accounts as they are incurred. There is no allowance for uncollectible accounts reflected in the balance sheet. Company management is of the opinion that no allowance is necessary.

      Furniture And Equipment

      Furniture and equipment are carried at cost, less accumulated depreciation and amortization computed using the straight-line and accelerated methods. The assets are depreciated over periods ranging from five to seven years.

      Investment

      Investment consists of a municipal bond. The investment is stated at cost, which approximates the market value. The investment is classified as available for sale and matures in February 2015.

      Investment In Partnership

      The Company has a 30% interest in Legends, L.P., a New York limited partnership. The investment is accounted for using the equity method and carried at cost adjusted for a permanent impairment and the Company's share of undistributed earnings or losses.

      Goodwill

      Excess of cost over acquired assets in connection with the acquisition of RMCR is treated as goodwill and is amortized on the straight-line basis over ten years.

     Income Taxes

     Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse. As more fully discussed in Note 6, the Company has established a full valuation allowance for its net deferred tax assets.

     Earnings (Loss) Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effects of options, warrants and convertible securities by making the assumption that all of these options, warrants and convertible securities had been exercised. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

     Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations. The Company elected to continue using the intrinsic value method to account for the stock-based compensation plan. SFAS 123 requires companies electing to continue to use the intrinsic value method to make certain pro forma disclosures (see Note 11).


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


      Windsor manufactured and distributed decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, the Company discontinued its Janco product line and sold its sports picture card business segment in order to reduce costs and to improve its liquidity position. On July 30, 1998, the Company sold all of the outstanding shares of stock of Windsor (see Note 3).

      The Company, through its operating subsidiaries acquired in 1998, operates a credit reporting service which provides mortgage lenders with consolidated credit reports drawn from reports generated by several single-source credit reporting bureaus.

      Business Combinations

      Pursuant to an agreement dated May 28, 1998, the Company purchased certain assets of a credit reporting company for $75,000 and formed Bentley Information Services, Inc. The acquisition was accounted for as a purchase.

      Pursuant to an agreement dated November 12, 1998, the Company acquired all the outstanding shares of Residential Mortgage Credit Reporting, Inc., a credit reporting company, for $300,000 in cash, plus 120,000 shares of Bentley's common stock. The acquisition was accounted for as a purchase. Subsequent to the balance sheet date, BIS and RMCR merged. Pursuant to the merger, BIS was the surviving corporation and changed its name to RMCR.

      Stock Dividend

      On September 3, 1997, the Company's Board of Directors authorized a four-for-one stock dividend, to be distributed October 22, 1997, to shareholders of record as of September 24, 1997, which had the effect of a five-for- one stock split, except that the par value remained $0.18 per share. All share and per share amounts have been adjusted retroactively to reflect the stock dividend.

3.    Discontinued Operations

      On December 27, 1996, Janco discontinued its operations due to historical losses and in an effort to reduce costs and improve overall liquidity of the Company. Certain assets of Janco, consisting of inventory and equipment, were sold to a third party prior to December 31, 1996.

      On January 24, 1997, an involuntary bankruptcy case was filed against Janco, and on February 18, 1997, Janco consented to the involuntary filing, as a Chapter 7 debtor. As reported on Form 8-K, filed by the Company January 26, 1998, the Bankruptcy Trustee, Bentley, certain shareholders who held promissory notes of which Janco was the maker (and Bentley and Windsor were the guarantors) ("Noteholders") and other parties related to such shareholders entered into a stipulation for settlement agreement pursuant to which Bentley agreed to pay, subject to court approval of the stipulation agreement to the bankruptcy estate, $85,000 in exchange for a full release of Bentley, Windsor, certain of Bentley's shareholders and certain present and past officers and directors from all claims of the Trustee. In addition, the bankruptcy estate agreed to pay to the Noteholders one-half of the proceeds from the liquidation of certain assets of Janco, approximately $45,000. The court approved the stipulation agreement on February 27, 1998. The release of liability of the Company by the Trustee resulted in a $1,258,838 reduction of the Company's general liabilities. As a result of the reduction in liabilities and the elimination of the reserves established to cover potential liability resulting from the termination of Janco, an extraordinary gain was recognized at December 31, 1997.

      On July 30, 1998, the Company sold its Windsor subsidiary to Interiors, Inc. ("Interiors"). Accordingly, Windsor's and Janco's decorative mirror and framed art business segment are accounted for as discontinued operations in the accompanying consolidated financial statements.

      Windsor revenues were $8,262,934 and $12,713,313 for the year ended December 31, 1998 and 1997, respectively. Revenues for Windsor for the year ended December 31, 1998 include activity through the date of sale of July 30, 1998. Janco had no operating activity in the aforementioned periods.

      The net operating activity of Windsor after the measurement date through July 30, 1998 was not significant.

      Originally, the consideration for the stock of Windsor was: a) $1,700,000 in cash, b) a $2,000,000 secured promissory note, payable over four years with interest at 8% per annum, and a discount of $500,000 if paid by September 30, 1998, and c) a $3,300,000 secured, short-term promissory note, due September 30, 1998 with interest at 8% per annum. The short-term note required a $300,000 payment on July 30, 1998. The short-term note was repaid as scheduled on September 30, 1998.

      In connection with the purchase of Windsor, Interiors also purchased 150,000 shares of common stock of the Company for 750,000 shares of its common stock and purchased a warrant to purchase 300,000 shares of common stock of the Company for an additional 750,000 shares of its common stock. If certain events occurred prior to December 31, 1998, Interiors had the option, but not the obligation, to reacquire its shares from the Company for $1,625,000 by December 31, 1998. In addition, if prior to December 31, 1998, Interiors consummated an underwritten public offering of Interiors stock pursuant to a registration statement declared effective under the Securities Act of 1933, as amended, in which the aggregate gross proceeds (before underwriting fees, commissions and discounts) were at least $15,000,000, then Interiors had the obligation, and not the option, to repurchase the shares of Interiors for $1,625,000.

      On December 1, 1998, the Company, Interiors, Windsor, Lloyd R. Abrams, President of Bentley ("Mr. Abrams") and Max Munn, President of Interiors ("Mr. Munn") entered into a Repurchase Agreement and Mutual General Release (the "Repurchase Agreement") with respect to (i) certain rights and obligations arising under the Stock Purchase Agreement dated July 7, 1998 between Bentley and Interiors (the "Stock Purchase Agreement") and all related documents executed in connection with the sale of Windsor by Bentley to Interiors and (ii) rights and obligations pertaining to stock of Bentley and of Interiors pursuant to a Securities Purchase and Registration Rights Agreement dated July 30, 1998 (the "Securities Purchase Agreement"). Pursuant to the Repurchase Agreement, Interiors, Windsor and Munn released Bentley and Abrams and Bentley and Abrams released Interiors, Windsor and Mr. Munn from any claims other than with respect to the rights and obligations arising under the Repurchase Agreement.

      Pursuant to the Repurchase Agreement Bentley released from a voting trust and pledge agreement all of the capital stock of Windsor to Interiors, canceled and delivered to Interiors the $2,000,000 note made by Interiors in favor of Bentley on July 30, 1998 (the "Note"), paid Windsor $100.00 in connection with the purchase by Bentley from Windsor of certain furnishings and furniture and transferred to Windsor 1,500,000 shares of Interiors Class A Common Stock (the "Interiors Shares") previously acquired from Interiors pursuant to the Securities Purchase Agreement, which shares had been subject to an escrow agreement among Interiors, Bentley and U.S. Bank Trust dated July 30, 1998 (the "Escrow Agreement") to secure certain warranties and representations Bentley had made to Interiors in connection with the sale of Windsor. In exchange Interiors paid to Bentley $2,440,000 in cash plus interest from November 29, 1998 at 13% per annum, agreed to transfer 110,000 shares of Bentley Common Stock to the President of Windsor and unconditionally assumed the obligation of Bentley to convey 100,000 shares of Interiors Class A Common Stock to the President of Windsor in satisfaction of certain obligations Bentley had incurred to the President of Windsor pursuant to a bonus agreement.

      Pursuant to the Repurchase Agreement Mr. Abrams also agreed to cancel his future rights and was released from his obligations under the Consulting Agreement. In exchange for the cancellation and release Mr. Abrams received from Interiors $125,000.00 in cash plus interest from November 29, 1998 at 13% per annum, 40,000 shares of Bentley Common Stock and the warrant for up to 300,000 shares of Bentley Common Stock, which warrant Interiors had purchased from Bentley pursuant to the Securities Purchase Agreement.


4.    Investment In Partnership

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

      The investment was originally recorded at $286,936. At December 31, 1996, the asset was considered to be permanently impaired due to the financial position of Legends. The impairment was estimated to be $236,936 based on an estimate of net realizable value, less disposition costs. Unaudited condensed financial information of Legends, L.P. is as follows:

                    CONDENSED BALANCE SHEET
                       December 31, 1998
Current assets                                       $ 1,695,693
Fixed assets (net of accumulated depreciation)           236,951
Other long-term assets                                    13,260
                                                  ---------------

                                                     $ 1,945,904
                                                  ===============


Current liabilities                                  $   758,162
Long-term debt                                           648,631
Partners' capital                                        539,111
                                                  ---------------

                                                     $ 1,945,904
                                                  ===============

                 CONDENSED STATEMENT OF INCOME
              For The Year Ended December 31, 1998
Net sales                                            $ 3,555,413
Cost of sales                                          2,075,952
                                                  ---------------
Gross profit                                           1,479,461
General and administrative expenses                    1,336,144
                                                  ---------------
Income from operations                                   143,317
Other expenses                                           106,384
                                                  ---------------

Net income                                         $      36,933
                                                  ===============

The investment in Legends has not been adjusted for its share of income since the amounts are insignificant.

The investment in Legends, amounting to $50,000 at December 31, 1998, is included in other assets on the consolidated balance sheet.


5.     Fair Value Of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       Cash Equivalents

       The carrying amount approximates fair value because of the short maturity of those instruments.

       Investments

       The fair value of an investment in a municipal bond is estimated based on quoted market prices for those or similar investments. The carrying amount approximates fair value.

       Investment In Partnership

       The Company owns a 30% interest in a limited partnership. There is no market for the partnership interest. Because of the financial position of the partnership, the investment is carried at original cost less a permanent impairment to reflect its fair value. The fair value was based upon an estimate of the investment's net realizable value.

6.     Income Taxes

       As discussed more fully below, the Company was in a net operating loss position at December 31, 1997 and had established a full valuation allowance for any net operating loss carryforward benefits, as well as any other net deferred tax assets. Consequently, there was no provision for income taxes for 1997.

       Deferred income taxes represented the effect of temporary differences between the tax basis of assets and liabilities and the amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also include the value of net operating loss carryforwards. Management had determined that based on the Company's history of prior operations and its expectations for the future, the net deferred tax assets of the Company may not be realizable, and consequently, a valuation allowance has been recognized to offset the otherwise recognizable net deferred tax assets. As a result of the sale of Windsor, there are no temporary differences which give rise to a significant portion of deferred tax assets and liabilities and the corresponding valuation allowance at December 31, 1998 except for the net operating loss carryforward discussed below. The deferred tax asset related to this is $358,000 and a valuation allowance for the full amount has been provided.

       At December 31, 1998, the Company used its available net operating loss carryforwards of approximately $4,326,000 to reduce taxable income. Certain of the available net operating loss carryforwards relate to operations prior to a business combination in 1995 and are limited as to their use by the separate return limitation regulations. As of December 31, 1998, approximately $895,000 of net operating loss carryforwards are limited by such regulations. As a result of the ownership change in connection with the business combination, these net operating loss carryforwards are also limited in their use on an annual basis pursuant to section 382 of the Internal Revenue Code of 1986, as amended.

7.     Related Party Transactions

       Sublease Retail Space

       The Company leased retail space under an operating lease which expires on February 28, 2001. In October 1995, the Company sold its inventory related to this retail store operation and entered into a sublease for the space with a corporation whose stockholders include a family member of a former Director of the Company. The sublease ran from January 1, 1996 through June 30, 1998 and all rents were paid directly to the lessor by the sublessee. The lease obligation was canceled during the third quarter of 1998 and the remaining liability was taken into income.

       Other

       Prior to the sale of Windsor, the Company paid a trust, of which a stockholder/officer is a trustee, $2,000 per month, beginning December 1996, for use of a condominium located in Newport Beach, California, within a short drive from Windsor's production facility, by certain company employees, customers and sales representatives. The arrangement was terminated upon the sale of Windsor.

8.     Supplemental Statement Of Cash Flow Information

       During 1998, the Company acquired the stock of RMCR for cash of $282,000 and the issuance of 120,000 shares of common stock valued at $300,000. Also in 1998, the Company issued 150,000 shares of common stock, in exchange for 750,000 shares of common stock of the acquiring company of Windsor. The Company received an additional 750,000 shares of the acquiring company's common stock for the issuance of warrants to purchase 300,000 shares of common stock of the Company. The 1.5 million shares of the acquiring company's common stock was valued at $905,000.

       The Company had no significant noncash investing or financing activities for the year ended December 31, 1997.


9.     Commitments And Contingencies

       Lease Commitments

       The Company leases office space under an operating lease which expires on December 31, 2001. The Company also leased office, production facility, showroom facility and retail space under operating leases which were transferred upon the sale of Windsor. Total rent expense under all operating leases was $248,198 in 1998 and $419,311 in 1997.

       The future minimum annual rentals under the remaining lease is as follows:

                                             Total Lease
                 Year                        Commitments
                 ---------------------------------------
                 1999                           $ 21,600
                 2000                             28,800
                 2001                             28,800

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

       Leo M. Rodgers, III, a shareholder of the Company, filed a lawsuit against the Company on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, asking for a judgement in his favor against the Company in the amount of the "fair value" as of July 1, 1998, of 30,420 shares allegedly owned individually by Mr. Rodgers and 423,500 shares allegedly held in the name of Lloyd R. Abrams, Trustee under a Voting Trust Agreement dated July 17, 1995 (the "Voting Trust"), of which Mr. Rodgers alleges he is the beneficial owner. Mr. Rodgers alleges that he is entitled to such a judgement pursuant to Mo. Rev. Stat.Sec.351.405 in connection with the sale of the Company's subsidiary, Windsor Art, Inc. ("Windsor"), which represented substantially all of the assets of the Company. The sale of Windsor was approved at the annual meeting of the Company's shareholders on July 2, 1998. Section 351.405 requires a company to purchase the shares of any shareholder who, at or prior to the meeting at which the sale of substantially all of the assets of the company was approved, filed with the company written objection to the sale, did not vote in favor of the sale and subsequently made a timely demand for purchase of such shares by the company. Management of the Company believes that the Company is not required to purchase the 423,500 shares allegedly held in the Voting Trust because such shares were voted in favor of the sale. The Company will defend vigorously the Company's position in court.

       Two other shareholders, Andrew Wolfson and Stephan Juskewycz, also filed suit against Bentley on September 29, 1998 in the Circuit Court of St. Louis County, Mo., to require the Company to purchase their shares for the "fair value" of the shares in connection with the sale of Windsor under Section 351.405, alleging that they own 98,115 and 86,335 shares, respectively. The Company believes that the respective claims of the two shareholders are separate and distinct. The notice required by Section 351.405 objecting to the sale with respect to Mr. Wolfson's alleged 98,115 shares was not received until after the meeting at which the vote on the sale of Windsor was held. Therefore, management believes that the Company is not required to repurchase Mr. Wolfson's shares and will defend vigorously the Company's position in court.

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

       Messrs. Wolfson and Juskewycz's suit also alleges a derivative claim that Mr. Abrams breached a fiduciary duty to the shareholders in connection with the sale of the Company's wholly owned subsidiary, Windsor, to Interiors by entering into a consulting agreement with Windsor and Interiors. The derivative suit demands that the payments made under the consulting agreement be paid over to the Company. Management believes that the consideration Mr. Abrams is entitled to receive pursuant to the terms of the consulting agreement is appropriate in exchange for the services which Mr. Abrams has agreed to provide to both Windsor and Interiors and for the covenants regarding noncompetition and other matters made by Mr. Abrams in the agreement. The Company will defend vigorously the Company's position in court.

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

       Finally, the amended suit of Messrs. Wolfson and Juskewycz alleges that the conduct of the directors and control persons of Bentley in managing the Company supports a claim for judicial dissolution of the Company pursuant to Mo.Rev.Stat. Section 351.494, which provides in paragraph (b) that a company may be dissolved if its directors have acted, are acting, or will act in a manner that is illegal, oppressive, or fraudulent. Messrs. Wolfson and Juskewycz allege that the conduct of the directors and control persons of the Company satisfies this test, due to the actions alleged in the previously described counts of the lawsuit, and a claim that professional fees, alleged to be $150,000, paid by Bentley in connection with the Windsor transactions were excessive, and demand that the Company be judicially liquidated and dissolved, with Bentley's assets converted to cash and distributed to the shareholders on a pro rata basis after adjustment for the claims previously alleged, and that a receiver be appointed for the Company. Management believes that this claim is totally unsupported by the facts, as discussed in relation to the other claims in the lawsuit that are discussed in the preceding paragraphs, and believes that any professional service payments made in connection with the Windsor transactions were reasonable given the services provided. The Company will defend vigorously the Company's position in court.

       The ultimate resolutions of the lawsuits are not within the Company's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.

       The Company is not currently a party to any other legal proceedings, other than routine proceedings in the ordinary course of business. The ordinary course proceedings are not anticipated to have a material adverse effect on the Company's results of operation or financial condition.


10.    Earnings Per Common Share

       For 1998 and 1997, the computation of basic and diluted earnings per common share is as follows:

                                                       1998         1997
                                                 ---------------------------
Numerator for basic and diluted earnings
   per share - income available
   to common shareholders                          $ 3,884,277  $ 2,427,146
                                                 ===========================

Denominator:
   Weighted average number of common
     shares used in basic EPS                        2,876,162    2,813,285

   Effect of dilutive securities:
     Common stock options                               29,345       41,169
                                                 ---------------------------

 Weighted number of common shares and
   dilutive potential common stock used
   in diluted EPS                                    2,905,507    2,854,454
                                                 ===========================

      For additional disclosures regarding stock options, see Note 11.

11.   Stock Option Plans

      The Company's 1991 Stock Option Plan (the "1991 Plan") provides for granting to eligible employees, officers and consultants of the Company, options to purchase a maximum of 87,500 shares of the Company's common stock. The Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, as well as the granting of nonqualified stock options. All options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and a maximum term of ten years.

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

      The Company also has a non-qualified stock option plan (the "1995 Plan") which provides for granting to eligible employees of the Company or its subsidiaries, options to purchase a maximum of 300,000 shares of the Company's common stock. The purchase price of the stock subject to each option granted should not be less than the par value of such stock subject to the option. The term of each option granted pursuant to the 1995 Plan shall not be more than ten years from the date of grant.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans, consistent with the alternative method set forth under SFAS 123, the Company's net income
      (loss) and net income (loss) per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

                                                   1998               1997
                                            --------------------------------
Net Income
     As reported                            $ 3,884,277        $ 2,427,146
     Pro forma                              $ 3,837,531        $ 2,348,690

Net Income Per Common Share
     As reported                            $      1.35        $      0.87
     Pro forma                              $      1.33        $      0.84

Net Income Per Common Share -
   Assuming Dilution
     As reported                            $      1.33        $      0.85
     Proforma                               $      1.31        $      0.82

The weighted-average fair value of options granted was $0.39 and $0.16 for the years ended December 31, 1998 and 1997, respectively. The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions:

                                                1998         1997
                                         ---------------------------
Expected life                                    3.0          3.0
Interest rate                                    8.5%         8.5%
Volatility                                    144.46%      194.38%
Dividend yield                                     0            0

A summary of stock option activity for 1998 and 1997 is as follows:

                                                                   Weighted
                                                                    Average
                                  Number               Price        Exercise
                               Of Shares           Per Share        Price
                             ------------------------------------------------
Balance - January 1, 1997      161,940         $0.25 - $2.40         $0.64
Granted                         68,000         $0.25 - $0.30         $0.30
Forfeited/expired              (28,607)        $0.60 - $2.40         $1.35
                             ------------------------------------------------

Balance - December 31, 1997    201,333         $0.25 - $1.20         $0.42
Granted                         20,000             $0.90             $0.90
Forfeited/expired             (150,000)        $0.25 - $0.90         $0.31
                           -------------------------------------------------

Balance - December 31, 1998     71,333         $0.30 - $1.20         $0.80
                           =================================================

The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                              Weighted
                           Number of           Average
                             Options         Remaining        Weighted
         Range Of    Outstanding And          Years Of         Average
  Exercise Prices        Exercisable  Contractual Life  Exercise Price
---------------------------------------------------------------------
    $0.30 - $1.20             71,333                 5           $0.80
=====================================================================

12.   Significant Customers And Suppliers

      During 1997, sales to one customer approximated 21% of total consolidated net sales. Accounts receivable from the customer amounted to approximately $251,000 at December 31, 1997. Purchases from two suppliers represented 26% of total purchases and accounts payable to the two suppliers amounted to $42,397 at December 31, 1997.

      There were no significant customers or suppliers for 1998.

13.   Subsequent Events

      Pursuant to an agreement dated February 23, 1999, RMCR acquired substantially all of the assets of Mortgage Credit Service ("M.C.S."), a credit reporting company for $76,000. RMCR signed a promissory note for $36,000, to be paid at the rate of 10% per month of the collected monthly billings from existing customers of M.C.S. The remainder of the purchase price was paid in cash.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no changes in or disagreements with accountants during the 1997 and 1998 fiscal years.

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

Item 10.  Executive Compensation.

      The following table sets forth the compensation of the named executive of the Company for each of the last three years:

                            Summary Compensation Table

                               Annual Compensation                          Long-Term Compensation
                             -----------------------------------  -----------------------------------------------
                                                                               Securities
                                                        Other       Restricted Underlying
                                                        Annual        Stock    Options/    LTIP     All Other
                                  Salary      Bonus  Compensation    Awards     SARs       Pay-     Compensation
 Name & Principal         Year     ($)         ($)        ($)         ($)       (#)        outs     ($)
     Position
-----------------------------------------------------------------------------------------------------------------
Lloyd R. Abrams (1)       1998    193,385     --
 President and            1997    284,423     10,000      --          --
 Chief Executive Officer  1996    265,000     --          --          --        --                   --

Ramakant Agarwal          1998     60,193    233,500
(2)(3)                    1997    101,923     20,000                            28,000
 Chief Financial            --         --
 Officer, Vice
 President and
 Secretary

 --------------------
(1) Mr. Abrams became an executive  officer of the Company in July 1995.
(2) Mr. Agarwal became an executive officer of the Company in January 1997.
(3) Mr.  Agarwal  received a cash bonus of $233,500 in lieu of the bonus of cash and securities of Interiors,  Inc.  described in the Summary of Unwritten  Bonus
Agreement between the Company and Mr. Agarwal which is Exhibit 10.9 hereto.

                         Aggregate Option/SAR Exercises in
                         FY-98 and FY-98 Option/SAR Values

                                                       # of Securities     Value of
                                                       Underlying          Unexercised In-the-
                                                       Unexercised         Money
                   Shares Acquired                     Options/SARs at     Options/SARs at
Name               on Exercise ($)  Value Realized($)  FY-End              FY-End
-----------------------------------------------------------------------------------------------
Ramakant Agarwal   0                N/A                28,000 (options)    None

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

          Name and Address                          Shares  Owned(1)      Percent of Class(1)

Group comprised of Lloyd R. Abrams, Richard B.
      Rothman and Leo M. Rogers (the
      "Voting Trust Group")
      9719 Conway Road
      St. Louis, Missouri 63124.....                2,117,500  (2)              68.68%


Lloyd R. Abrams as Voting Trustee of the Voting
      Trust, dated July 17, 1995
      9719 Conway Road
      St. Louis, Missouri 63124.....                2,117,500    (2)(3)         68.68

Lloyd R. Abrams
      9719 Conway Road
      St. Louis, Missouri 63124.....                1,321,000 (2)(3)            42.84


Richard B. Rothman
      7700 Bonhomme, 7th Floor
      St. Louis, Missouri 63105.....                  423,500 (4)               13.74


Leo M. Rodgers
      7167 Westmoreland Drive
      St. Louis, Missouri 63130.....                  448,915 (4)(5)            14.56


Janet L. Salk
      9719 Conway Road
      St. Louis, Missouri 63124.....                       --                      --

Ramakant Agarwal
      4444 Ayers Avenue
      Vernon, California 90023......                   25,000 (6)                0.81

All Directors and executive officers as a group     2,193,000                   71.13%


-----------------------
(1)   Each beneficial owner's percentage ownership is based upon 3,083,285 shares of the Company's Common Stock issued and outstanding as of
      March 11, 1999.

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

(3)   In a Form 4 dated January 11, 1999,  Mr. Abrams  reported that he acquired
      40,000 shares of Company Common Stock and a warrant for 300,000 shares of Company Common Stock with an exercise price of $10 per share and which is presently  exercisable.  In a Form 5 dated January 27, 1997,  Mr.
      Abrams reported that certain shares of the Company's Common Stock attributed to him are beneficially owned by him as trustee of each of The
      Abrams Family Trust, The Stacey, Kevin and Meredith Trust dated 12/1/91 and The Janet L. Salk Children's Trust in the amounts of 847,000 shares,
      222,250 shares and 211,750 shares, respectively. Mr. Abrams has sole investment power over all such shares of the Company's Common Stock.

(4) In the Schedule 13D, Mr. Rothman and Mr. Rodgers reported that 423,500 shares each of the Company's Common Stock that are attributable to Mr. Rothman and Mr. Rodgers were issued in the name of the Voting
      Trustee. Under the Voting Trust Agreement, the Voting Trustee retains voting power of shares of the Company's Common Stock deposited therein. Mr. Rothman and Mr. Rodgers retain investment power with regard to the number of shares of the Company's Common Stock attributed to each of them.

(5) In a Form 5 dated February 14, 1997, Mr. Rodgers reported that he beneficially owns 448,915 shares of the Company's Common Stock.

(6)   Mr. Agarwal also has an option for 28,000 shares of the Company's Common
      Stock which is presently exercisable.

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

      [Remainder of page intentionally left blank on this draft.]

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

10.6 Megacards, Inc. 1995 Stock Option Plan filed as Exhibit 10.37 to the Registrant's Form 10-KSB for 1997 is incorporated herein by this reference.

10.7 Annexes A-1 through P below are contracts or addenda to contracts dated July 30, 1998, to the Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc., which were listed on the Form 8-K of Bentley dated effective July 30, 1998, and are incorporated by reference from Exhibits 10.1 through 10.11 of the Form 10- QSB of Bentley International, Inc. dated June 30, 1998. Certificates of Authority from officers of Bentley and Interiors which were also addenda to the Stock Purchase Agreement are omitted. Annexes A-1 through P listed below are contracts between Bentley International, Inc. and Interiors, Inc. except where noted:

            Annex A-1 -- $2,000,000 Promissory Note
            Annex A-2 -- $3,300,000 Promissory Note
            Annex B --   Escrow Agreement between U. S. Bank Trust, Bentley
                         International, Inc. and Interiors, Inc.
            Annex F --   Non-Competition Agreement between Windsor Art, Inc. and
                         Lloyd R. Abrams
            Annex I --   Consulting Agreement between Windsor Art, Inc.,
                         Interiors, Inc. and Lloyd R. Abrams
            Annex J --   Pledge Agreement
            Annex K --   Continuing Guaranty between Max and Laurie Munn and
                         Bentley International, Inc.
            Annex M --   Subordination Language
            Annex N --   Windsor Voting Trust Agreement between Lloyd R. Abrams
                         and Max Munn as Voting Trustees, Interiors, Inc. and
                         Bentley International, Inc.
            Annex O --   Bentley Voting Trust Agreement between Lloyd R. Abrams
                         as Voting Trustee, Interiors, Inc. and Bentley
                         International, Inc.
            Annex P --   Interiors Voting Trust Agreement between Max Munn as
                         Voting Trustee, Interiors, Inc. and Bentley
                         International, Inc.

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

27          Financial Data Schedule

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


                                         BENTLEY INTERNATIONAL, INC.
                                               (Registrant)

Date: April 15, 1999                     By /s/ Lloyd R. Abrams
                                         Lloyd R. Abrams, President and
                                         Chief Executive Officer





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                         Date

/s/ Lloyd R. Abrams      Director and Chief           April 15, 1999
Lloyd R. Abrams          Executive Officer


/s/Ramakant Agarwal      Director and Chief           April 15, 1999
Ramakant Agarwal         Financial Officer