Form 10QSB
period 1999-03-31
BENTLEY INTERNATIONAL INC
filed 1999-05-17
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark one)

|X|Quarterly Report under Section 13 or 15(d) of the Securities  Exchange Act of
   1934 for the Quarterly Period Ended March 31, 1999
|_|Transition Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the Transition Period from ________________ to _________________

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

On May 10, 1999 the registrant had 3,083,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes |_|    No|X|.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                     INDEX

                                                                          Page

PART I -- CONSOLIDATED FINANCIAL INFORMATION

   Note: This Form 10-QSB includes only Part II. Part I will be included in the amended Form 10-QSB which will be submitted within 5 days. A Form 12b-25 Notification of Late Filing is filed concurrently herewith.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings................................................... 1

ITEM 2. Changes in Securities and Use of Proceeds........................... 2

ITEM 4. Submission of Matters to a Vote of Security Holders................. 3

ITEM 6. Exhibits and Reports on Form 8-K.................................... 3

SIGNATURE................................................................... 6

Note:This report contains certain forward looking statements of the type described in the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 ("PSLR Act of 1995"). The results of management's plans are beyond the ability of the Company to control. Economic conditions, service demand, competitive pricing and other factors could cause materially different results from those planned by management. Additional discussions of certain forward looking statements can be found at the end of Part II, Item 1.


                                    PART II


Item 1.   Legal Proceedings

   On September 29, 1998, Bentley was sued by three shareholders. One of the shareholders was an officer of Janco Designs, Inc., the subsidiary of the Company which was the subject of an involuntary bankruptcy proceeding and has now been dissolved. The other two shareholders are former officers and directors of the Company who acted as such when the Company's sole business consisted of the sports picture card business known as Megacards.That business segment was discontinued in 1996.

   Leo M. Rodgers, III, a shareholder of the Company, filed a lawsuit against the Company on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, asking for a judgement in his favor against the Company in the amount of the "fair value" as of July 1, 1998, of 30,420 shares allegedly owned individually by Mr. Rodgers and 423,500 shares allegedly held in the name of Lloyd R. Abrams, Trustee under a Voting Trust Agreement dated July 17, 1995 (the "Voting Trust"), of which Mr. Rodgers alleges he is the beneficial owner. Mr. Rodgers alleges that he is entitled to such a judgement pursuant to Mo. Rev. Stat. ss.351.405 in connection with the sale of the Company's subsidiary, Windsor Art, Inc. ("Windsor"), which represented substantially all of the assets of the Company. The sale of Windsor was approved at the annual meeting of the Company's shareholders on July 2, 1998. Section 351.405 requires a company to purchase the shares of any shareholder who, at or prior to the meeting at which the sale of substantially all of the assets of the company was approved, filed with the company written objection to the sale, did not vote in favor of the sale and subsequently made a timely demand for purchase of such shares by the company. Management of the Company believes that the Company is not required to purchase the 423,500 shares allegedly held in the Voting Trust because such shares were voted in favor of the sale. The Company will defend vigorously the Company's position in court.

   Two other shareholders, Andrew Wolfson and Stephan Juskewycz, also filed suit against Bentley on September 29, 1998 in the Circuit Court of St. Louis County, Missouri, to require the Company to purchase their shares for the "fair value" of the shares in connection with the sale of Windsor under ss.351.405, alleging that they own 98,115 and 86,335 shares, respectively. The Company believes that the respective claims of the two shareholders are separate and distinct. The notice required by ss.351.405 objecting to the sale with respect to Mr. Wolfson's alleged 98,115 shares was not received until after the meeting at which the vote on the sale of Windsor was held. Therefore, management believes that the Company is not required to repurchase Mr. Wolfson's shares and will defend vigorously the Company's position in court.

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

   Messrs. Wolfson and Juskewycz's suit also alleges a derivative claim that Mr. Abrams breached a fiduciary duty to the shareholders in connection with the sale of the Company's wholly owned subsidiary, Windsor, to Interiors, Inc. ("Interiors") by entering into a consulting agreement with Windsor and
Interiors. The derivative suit demands that the payments made under the consulting agreement be paid over to the Company. The consulting agreement is described in detail in the Company's Form 8-K dated July 30, 1998 which is hereby incorporated by reference. Management believes that the consideration Mr. Abrams is entitled to receive pursuant to the terms of the consulting agreement is appropriate in exchange for the services which Mr. Abrams agreed to provide to both Windsor and Interiors and for the covenants regarding noncompetition and other matters made by Mr. Abrams in the agreement. The Company will defend vigorously the Company's position in court.

   Messrs. Wolfson and Juskewycz amended their suit on January 21, 1999. As amended, the suit further alleges that salary and benefits paid to Mr. Abrams from the Company was $265,000 in 1996 and $284,423 in 1997, that in addition to these amounts Mr. Abrams also received over $50,000 per year in additional benefits from the Company, and that this compensation was excessive. The suit demands that such salary and benefits be repaid to Bentley. Management believes that the consideration Mr. Abrams received in 1996 and 1997 was a reasonable payment in exchange for the services which Mr. Abrams provided to the Company as President and Chief Executive Officer. The Company will defend vigorously the Company's position in court.

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

Item 2.  Changes in Securities and Use of Proceeds

   Part II Item 2 of the Company's Form 10-QSB for the quarter ended September 30, 1998 is hereby incorporated by reference. This Item addresses issuances of exempted securities, including the issuances of securities in connection with the acquisition of RMCR. There have been no further issuances of exempted securities.

Item 4.   Submission of Matters to a Vote of Security Holders

   There were no matters submitted during the first quarter of 1999 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 6.  Exhibits and Reports on Form 8-K

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

10.4 Eighth Amendment to Revolving Credit Loan Agreement, dated as of April 1, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10- KSB for the year ended December 31, 1996 is incorporated by this reference.

10.5 Tenth Amendment to Revolving Credit Loan Agreement, dated as of September 13, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit
     10.35 to the Registrant's Annual Report on Form 10- KSB for the year ended December 31, 1996 is incorporated by this reference.

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

         Annex A-1  $2,000,000 Promissory Note
         Annex A-2  $3,300,000 Promissory Note
         Annex B    Escrow Agreement between U.S. Bank Trust, Bentley
                    International, Inc. and Interiors, Inc.
         Annex F    Non-Competition Agreement between Windsor Art, Inc. and
                    Lloyd R. Abrams
         Annex I    Consulting Agreement between Windsor Art, Inc., Interiors,
                    Inc. and Lloyd R. Abrams
         Annex J    Pledge Agreement
         Annex K    Continuing  Guaranty  between  Max and  Laurie  Munn  and
                    Bentley International, Inc.
         Annex M    Subordination Language
         Annex N    Windsor Voting Trust Agreement between Lloyd R. Abrams and
                    Max Munn as Voting Trustees, Interiors, Inc. and Bentley
                    International, Inc.
         Annex O    Bentley Voting Trust Agreement between Lloyd R. Abrams as
                    Voting Trustee, Interiors, Inc. and Bentley International,
                    Inc.
         Annex P    Interiors Voting Trust Agreement between Max Munn as
                    Voting Trustee,Interiors, Inc.and Bentley International,Inc.

10.8 Bonus Agreement between the Registrant and Pauline Raschella dated October 26, 1998 attached to Form 10-QSB of the Registrant dated September 30, 1998 as Exhibit 10.12 is incorporated herein by this reference.

10.9 Stock Purchase Agreement between Sandra L. James and the Registrant dated November 12, 1998 attached to Form 10-KSB of the Registrant dated December 31, 1998 as Exhibit 10.10 is incorporated by this reference.

10.10Escrow Agreement  between Sandra L. James and the Registrant dated November
     12, 1998 attached to Form 10-KSB of the Registrant dated December 31, 1998 as Exhibit 10.11 is incorporated by this reference.

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

      BENTLEY INTERNATIONAL, INC.
      (Registrant)
      By /s/ Lloyd R. Abrams
         Lloyd R. Abrams, President and
         Chief Executive Officer


      By /s/Ramakant Agarwal
         Ramakant Agarwal, Chief
         Financial Officer

May 17, 1999