Form 10QSB/A
period 1999-03-31
BENTLEY INTERNATIONAL INC
filed 1999-05-24
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A

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

ITEM 1.  Consolidated Financial Statements.................................. 1

   Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998...... 1

   Consolidated  Statements of Operations -- Three Months Ended March 31,
   1999 and 1998 ........................................................... 2

   Consolidated Statements of Cash Flows -- Three Months Ended
   March 31, 1999 and 1998.................................................. 3

   Notes to Consolidated Financial Statements............................... 4

ITEM 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operation................................................. 6

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings................................................... 9

ITEM 2. Changes in Securities and Use of Proceeds...........................11

ITEM 4. Submission of Matters to a Vote of Security Holders.................11

ITEM 6. Exhibits and Reports on Form 8-K....................................12

SIGNATURE...................................................................14


This Form 10-QSB/A includes all of the text of the Form 10-QSB filed on May 17, 1999, which consisted of Part II, which is amended in part by this Form 10-QSB/A, and all of Part I, which was not included in the Form 10- QSB filed on May 17, 1999.

Note:This report contains certain forward looking statements of the type described in the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 ("PSLR Act of 1995"). The results of management's plans are beyond the ability of the Company to control. Economic conditions, service demand, competitive pricing and other factors could cause materially different results from those planned by management. Additional discussions of certain forward looking statements can be found at the end of Item 2 of Part I and Item 1 of Part II.

                                    PART I


Item 1.  Financial Statements


                            BENTLEY INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                      Assets
                                                             March 31,
                                                                  1999  December 31,
                                                           (Unaudited)          1998
Current Assets:
   Cash and cash equivalents                               $ 5,397,042  $ 6,350,884
   Tax Refund Due                                              708,733           --
   Accounts receivable                                         200,502      136,644
   Other current assets                                         11,318       46,978
       Total Current Assets                                  6,317,595    6,534,506

       Equipment And Leasehold Improvements                    156,753      127,014
       Goodwill                                                538,218      479,050
       Investments                                                 --       300,028
       Other Assets                                             74,611       74,900

                                                           $ 7,087,177  $ 7,515,498




                       Liabilities And Shareholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses                   $    392,877 $    828,117
   Note payable                                                  36,000           --
       Total Current Liabilities                                428,877      828,117

       Shareholders' Equity:
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued or outstanding
   Common stock, $0.18 par value; 10,000,000 shares
     authorized, 3,083,285 shares issued and outstanding
     at March 31, 1999 and December 31, 1998                    554,991      554,991
   Additional paid-in capital                                 2,656,578    2,656,578
   Retained earnings                                          3,451,429    3,475,812
                                                              6,662,998    6,687,381
   Less:  Treasury stock - at cost                                4,698            --
       Total Shareholders' Equity                             6,658,300    6,687,381

                                                           $  7,087,177 $  7,515,498



See the accompanying notes to condensed consolidated financial statements.

                            BENTLEY INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                             For The Three Months
                                                                 Ended March 31,
                                                                1999          1998
Net Sales                                                  $ 331,368   $        --

Cost Of Sales                                                144,818            --

Gross Margin                                                 186,550            --

Selling, General And Administrative
   Expenses                                                  283,033        63,829

   Operating Loss                                            (96,483)      (63,829)

   Interest Income (Expense)                                  68,568        (7,889)

   Other Income                                                3,537            --

   Loss From Continuing Operations                           (24,378)      (71,718)

   Discontinued Operations (Note 3)
   Income from discontinued operations                            --       405,367

   Net Income (Loss)                                       $ (24,378)  $   333,649

   Earnings (Loss) Per Common Share -
   Basic:
     Continuing operations                                 $    (0.01) $     (0.03)
     Discontinued operations                                      --          0.15

                                                           $    (0.01) $      0.12

     Earnings (Loss) Per Common Share -
   Assuming Dilution:
     Continuing operations                                 $    (0.01) $     (0.03)
     Discontinued operations                                      --          0.14

                                                           $    (0.01) $      0.11




See the accompanying notes to condensed consolidated financial statements.

                            BENTLEY INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)





                                                              For The Three Months
                                                                  Ended March 31,
                                                                 1999         1998
Cash Flows From Operating Activities:
   Net income (loss)                                       $   (24,378)  $ 333,649
   Adjustments to reconcile net income to net cash
     provided by operating activities of continuing
     operations:
       Income from discontinued operations                          --    (405,367)
       Depreciation and amortization                            20,875          --
       Net change in assets and liabilities:
         Increase in accounts receivable                       (63,858)         --
         Tax refund due                                       (708,733)         --
         (Increase) decrease in other assets                    35,660     (26,316)
         Decrease in accounts payable and other liabilities   (435,240)    (47,209)
Net Cash Used In Operating Activities
Of Continuing Operations                                    (1,175,674)   (145,243)
Net Cash provided by discontinued operations                        --     909,226
Net Cash Provided By (Used In) Operating Activities         (1,175,674)    763,983

Cash Flows From Investing Activities:
   Net cash used in investing activities
   of discontinued operations                                       --    (124,868)
   Capital expenditures                                        (38,151)         --
   Purchase of treasury stock                                   (4,698)         --
   Acquisition of subsidiary                                   (35,347)         --
   Disposition of investment                                   300,028          --
Net Cash Used In Investing Activities                          221,832    (124,868)

Cash Flows From Financing Activities:
   Net proceeds from (payments on) line of credit -
   discontinued operations                                          --    (315,223)
   Payments on notes payable                                        --    (320,005)
Net Cash Used In Financing Activities                               --    (635,228)

Net Increase (Decrease) In Cash                               (953,842)      3,887

   Cash And Cash Equivalents - Beginning Of Period           6,350,884       9,332

   Cash - End Of Period                                    $ 5,397,042   $  13,219



See the accompanying notes to condensed consolidated financial statements.

                          BENTLEY INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999




The accompanying interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for this presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's annual Report on Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


1.    Basis Of Consolidation

     The consolidated financial statements  include  the  accounts  of  Bentley
     International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor") (see Note 3) and Residential Mortgage Credit Reporting, Inc. ("RMCR"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

2.    Operations

      Nature Of Operations:

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

      Business Combinations:

      Pursuant to an agreement dated May 28, 1998, the Company purchased certain assets of a credit reporting company for $75,000 and formed Bentley Information Services, Inc. ("BIS"). The acquisition was accounted for as a purchase.

      Pursuant to an agreement dated November 12, 1998, the Company acquired all the outstanding shares of Residential Mortgage Credit Reporting, Inc., a credit reporting company, for $300,000 in cash, plus 120,000 shares of Bentley's common stock. The acquisition was accounted for as a purchase. In 1999, BIS and RMCR merged. BIS became the surviving corporation and changed its name to RMCR.

      Pursuant to an agreement dated February 23, 1999, RMCR acquired substantially all of the assets of Mortgage Credit Service ("M.C.S."), a credit reporting company for $76,000. RMCR signed a promissory note for $36,000, to be paid at the rate of 10% per month of the collected monthly billings from existing customers of M.C.S. The remainder of the purchase price was paid in cash.


3.    Discontinued Operations

      On July 30, 1998, the Company sold its Windsor subsidiary to Interiors, Inc. ("Interiors"). Accordingly, Windsor's decorative mirror and framed art business segment are accounted for as discontinued operations in the accompanying consolidated financial statements.

      Windsor revenues were $3,683,647 for the three months ended March 31, 1998.

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

      Pursuant to the Repurchase Agreement Mr. Abrams also agreed to cancel his future rights and was released from his obligations under the Consulting Agreement. In exchange for the cancellation and release Mr. Abrams received from Interiors $125,000 in cash plus interest from November 29, 1998 at 13% per annum, 40,000 shares of Bentley Common Stock and the warrant for up to 300,000 shares of Bentley Common Stock, which warrant Interiors had purchased from Bentley pursuant to the Securities Purchase Agreement.


Item 2.  Management's Discussion and Analysis or Plan of Operation


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

      Bentley plans to expand nationwide the consolidated, residential mortgage credit reporting business of its operating subsidiary, RMCR. In December 1998 RMCR replaced its old computer hardware and software with new hardware and software. In March 1999, RMCR acquired substantially all of the assets of a consolidated credit reporting business located in Arizona. Currently, RMCR has sales representatives in Arizona, California, Illinois, Missouri and Florida. Management plans to expand the business nationwide. In January, 1999 RMCR hired an experienced sales representative to build RMCR's business of selling background reports to businesses. The initial sales effort is focused on northern California. If successful, RMCR intends to expand its marketing efforts throughout the country.

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

      On July 30, 1998, the Company sold its framed art and mirror business, Windsor Art, Inc. ("Windsor"), which represented substantially all of its assets, to Interiors, Inc. ("Interiors"). On December 1, 1998, Bentley entered into a Repurchase Agreement and Mutual General Release with Interiors, Inc., Windsor Art, Inc., Lloyd R. Abrams and Max Munn, which is attached as Exhibit 2 to Bentley's Form 8-K dated December 1, 1998. The transactions between Interiors and Bentley are more fully described in the following prior securities filings of Bentley and the portions of the following documents that pertain to the transactions with Interiors, Inc. are hereby incorporated by reference: Form 8-K dated December 1, 1998, Form 10-QSB dated September 30, 1998, Form 8-K dated July 30, 1998 and Form 10- QSB dated June 30, 1998.

      The Board of Directors of Bentley has also approved a repurchase program with respect to the Company's common stock, which currently trades on the OTC Bulletin Board. The company will repurchase no more than 100,000 shares in the open market over a period of no more than twelve months, subject to the further limitation that the number of shareholders will not be decreased below 300. The price for the common stock was $1.00 per share as of March 11, 1999. The book value of such stock as of March 31, 1999, was $2.16 per share.

      On September 29, 1998, Bentley was sued by three shareholders. One of the shareholders was an officer of Janco Designs, Inc., the subsidiary of the Company which was the subject of an involuntary bankruptcy proceeding and has now been dissolved. The other two shareholders are former officers and directors of the Company who acted as such when the Company's sole business consisted of the sports picture card business known as Megacards. That business segment was discontinued in 1996. The litigation is described in more detail in Part II, Item 1 regarding litigation and the financial statements hereto. It is currently not possible to give a reasonable estimate of the Company's exposure in these lawsuits. The Company anticipates that any judgment against it regarding the shareholder litigation will be satisfied out of a non-material portion of the proceeds of the sale of Windsor. Management does not believe that the litigation will significantly interfere with its plans to expand the credit reporting business or with its liquidity, net sales, revenue or income.


Results of Operations

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

      On July 30, 1998 the Company sold its main operating subsidiary, Windsor Art, Inc., which represented substantially all of the operations of the Company. Aggregate cash ultimately generated from the sale of Windsor was $6,481,000. All of Windsor's operations have been presented as discontinued operations for all applicable periods presented in the accompanying consolidated financial statements.

Continuing Operations

      Continuing operations consists of the activities of the credit-reporting business segment.

      Two subsidiaries of the Company merged during the first quarter 1999. These subsidiaries were RMCR under its former name, Bentley Information
Services,  Inc.,  a  Missouri  corporation,  and an  Arizona  corporation  named
Residential Mortgage Credit Reporting, Inc which merged into RMCR. RMCR (Missouri) was acquired May 27, 1998. Residential Mortgage Credit Reporting, Inc., an Arizona corporation, was acquired October 31, 1998. Revenues for the three months ended March 31, 1999 were $331,368. The corporation was not part of the Company during the first quarter of 1998.

      Operating expenses increased from $63,829 to $283,033 for the three months ended March 31, 1999 as compared to the same period in 1998. This increase was due to the acquisitions in 1998 of the credit reporting businesses which did not exist in the first quarter of 1998 and increases in professional fees and costs associated with the potential acquisitions of other business.

      Investment income increased for the three months ended March 31, 1999 as compared to the same period in 1998 due to investment earnings from the proceeds of the sale of Windsor.

Discontinued Operations

      Income from discontinued operations for the three months ended March 31, 1998 was $405,367. There is no discontinued operations for the same period in 1999. This was caused since 1998 activity ended on July 30, 1998, the date of the sale of Windsor.

Liquidity and Capital Resources

      As a result of the sale of Windsor, the Company's cash and cash equivalents at March 31, 1999 was $5,397,042. Aggregate cash ultimately generated from the sale of Windsor was $6,481,000. In addition, cash generated from all operations decreased from $763,983 to ($1,175,674) for the three months ended March 31, 1999 as compared to the same period in 1998. This decrease was caused by a significant increase in prepaid income taxes and the payment of accrued bonuses related to the sale of Windsor. The Company's discontinued operations for the three months ended March 31, 1998 generated cash of $909,226 as compared to none in the same period in 1999.

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

Forward Looking Statements

      Certain of the foregoing statements in this Part I, Item 2 make references to plans, beliefs and expectations of management, including, without limitation, that expansion nationwide of the credit reporting business is planned and that acquisitions of other information services, specialty marketing and possibly certain other businesses are planned. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. General economic conditions, demand for credit reporting services, ability to acquire businesses on acceptable terms and industry specific competitive conditions, which include the small amount of capital needed to enter the consolidated credit reporting industry and the availability of needed software and one source credit reports, could produce results materially different from those expected by management. With regard to the shareholder litigation, management beliefs and expectations are also forward looking statements of the type described in the PSLR Act of 1995. The ultimate resolutions of the lawsuits, however, are not within the Company's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.

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


                                    PART II


Item 1.  Legal Proceedings

      On June 29, 1998, Leo M. Rodgers, III, a shareholder of the Company, delivered notice to the Company of his intent to preserve his "dissenter's rights," as provided by Mo.Rev.Stat. 351.405, in connection with the sale of Windsor Art, Inc. ("Windsor"), a wholly owned subsidiary of the Company. Section
351.405 requires the Company to purchase the shares of any shareholder who, at or prior to the meeting at which the sale of substantially all of the assets of the Company was approved, filed with the Company written objection to the sale, did not vote in favor of the sale, and subsequently made a timely demand for purchase of such shares by the Company. In the absence of an agreement between the shareholder and the Company, Section 351.405 provides that the price that the Company must pay for the shares shall be the "fair value" of the shares on the day before the shareholder vote, as determined by the court. The day before the shareholder vote was July 1, 1998, upon which day the Company's shares traded for approximately $1.50 per share. Mr. Rodgers allegedly owns 30,420 shares of the Company individually and is the beneficial owner of 423,500 shares under a voting trust agreement, dated July 17, 1995 (the "Voting Trust"), of which Lloyd Abrams is the trustee.

      Mr. Rodgers filed an action in the Circuit Court of St. Louis County, Missouri on September 29, 1998, alleging that the Company is obligated to purchase both blocks of shares for their "fair value" as of July 1, 1998. The Company's management believes that the Company has no obligation to purchase the block of shares owned by the Voting Trust, since the Voting Trust expressly authorized the trustee to vote such shares in favor of the sale of Windsor, and the shares were, in fact, voted in favor of the sale of Windsor, had to be voted in favor of the sale to receive the approval of the two-thirds of the outstanding shares of the Company necessary to authorize the sale, and were required by the terms of the Voting Trust to be voted in the same fashion as all shares owned by the Voting Trust.

      Andrew Wolfson, a former director of the Company, and Stephen Juskewycz, a former officer and director of the Company, also filed an action on September 29, 1998 in the Circuit Court of St. Louis County, Missouri to require the Company to repurchase their shares, allegedly 98,115 and 86,335 shares, respectively, for the "fair value" of the shares, pursuant to Mo.Rev.Stat.
351.405. The Company's management believes that the Wolfson and Juskewycz action was motivated, in part, by prior events.

      In July, 1995, when Lloyd Abrams assumed voting control of the Company as trustee of the Voting Trust and the position of President and Chief Executive Officer, the Company was in violation of loan covenants, delinquent in the payment of rent at its primary, 125,000 square foot manufacturing facility, and had been losing substantial sums of money from operations. As a condition of the transaction in which Windsor was acquired by the Company and Mr. Abrams assumed control of the Company, Mr. Wolfson was required to resign as a director of the Company, and the partnership, in which Messrs. Wolfson and Juskewycz were partners, which leased to the Company its primary manufacturing facility, was required to forgive $250,000 in back rent due the partnership and to reduce the annual rental on the property by approximately $175,000 per year. Ultimately, the Company compelled Mr. Wolfson's and Mr. Juskewycz's partnership to release the Company from all obligations under such lease, and the partnership property was sold for only slightly more than the outstanding debt against the property. Additionally, after the acquisition of Windsor, the Company terminated the employment of Mr. Juskewycz. Also, Mr. Juskewycz resigned from the board of directors in exchange for the Company entering into a settlement agreement with Mr. Juskewycz.

      In addition, on approximately August 31, 1998, the Company terminated a sublease with Jeanandy, Inc. ("Jeanandy"), a company in which Mr. Wolfson was involved, for a retail store located in a shopping center in St. Louis County, Missouri. The Company was the subleasor of the store and was able to terminate the sublease as a result of Jeanandy's failure to exercise its option to extend its sublease in a timely fashion. In addition, the Company was able to negotiate a release from its contingent liability, exceeding $200,000, under the primary lease at no cost to the Company. This event resulted in Jeanandy being required to vacate the subleased premises on 30 days notice.

      The Company's management believes that Mr. Juskewycz complied with the conditions of Section 351.405, and thus is entitled to receive the "fair value" of his shares as of July 1, 1998. Mr. Wolfson's notice of objection to the sale of Windsor, however, was not received by the Company until after the meeting at which the sale of Windsor was approved; and, therefore, such notice was not delivered in a timely fashion, as required by Section 351.405. It is the opinion of the Company's management that the Company is not legally obligated to purchase Mr. Wolfson's shares as a result of the delinquent delivery of his notice, and that it is not in the best interest of the Company, or its shareholders, to purchase Mr. Wolfson's shares, except on terms deemed desirable by the Company's board of directors.

      As part of the same action, Messrs. Wolfson and Juskewycz also brought a shareholders' derivative action against the three directors of the Company, Mr. Abrams, Ramakant Agarwal, and Janet Salk. They claim the Directors breached their fiduciary obligations to the shareholders, including the plaintiffs, by causing the Company to repay notes of Janco Designs, Inc. ("Janco"), a subsidiary of the Company, in the amount of $450,000 to certain trusts of which Mr. Abrams, Richard B. Rothman and Patricia Rothman are trustees. The plaintiffs also claim that the trusts were unjustly enriched by the repayment of the notes and that it would be inequitable for the trusts to retain the $450,000 repaid to them. The derivative action demands that the $450,000 be returned to the Company. The monies subject to the claim were lent to Janco by the trusts controlled by Mr. Abrams, Mr. Rothman, and Mrs. Rothman to provide working capital to continue its operations. The Company's management believes that the notes were properly repaid because they were guaranteed by the Company and Windsor, secured by the assets of Windsor, such acts were approved by the Company's board of directors, including its outside director and Chairman of the Board, Mr. Robert L. Wolfson, the father of complainant Andrew Wolfson, as well as approved by the United States Bankruptcy Court in connection with the bankruptcy of Janco. In the event that the complainants were to prevail in their action against the trusts, the amount of any judgment would be awarded to the Company and not to Messrs. Wolfson and Juskewycz.

      Messrs. Wolfson and Juskewycz's action also alleges a derivative claim that Mr. Abrams breached a fiduciary duty to the shareholders in connection with the sale of the Company's wholly owned subsidiary, Windsor, to Interiors, Inc. ("Interiors") by entering into a consulting agreement with Windsor and Interiors. The derivative action demands that payments made under the consulting agreement be paid over to the Company. The consulting agreement is described in detail in the Company's Form 8-K, dated July 30, 1998, which is hereby incorporated by reference. As of the date of the consulting agreement with Windsor and Interiors, the amount of Mr. Abrams' salary paid by the Company was reduced by the equivalent amount paid to Mr. Abrams by Windsor and Interiors. Consequently, Mr. Abrams was not enriched by the existence of the employment agreement, and the Company's financial commitment was diminished. In the event that the complainants were to prevail in their action against Mr. Abrams, the amount of any judgment would be awarded to the Company and not to Messrs. Wolfson and Juskewycz.

      Messrs. Wolfson and Juskewycz amended their action on January 21, 1999, and alleged that salary and benefits paid to Mr. Abrams from the Company totaled $265,000 in 1996, and $284,423 in 1997, that in addition to these amounts Mr. Abrams received over $50,000 per year in additional benefits from the Company, and that this compensation was excessive. The action demands that such salary and benefits be repaid to the Company. The Company's management believes that the consideration Mr. Abrams received in 1996 and 1997 was a reasonable payment in exchange for the services which Mr. Abrams provided to the Company as President and Chief Executive Officer. In the event Messrs. Wolfson and Juskewycz were to prevail in their action, the amount of any judgment would be awarded to the Company and not to Messrs. Wolfson and Juskewycz.

      The Wolfson and Juskewycz amended action further alleges that bonuses in the amount of $1,000,000 were paid or will be paid improperly to officers and employees of Windsor in connection with the sale of Windsor and demands that these monies be repaid to the Company. The Company's management notes that the sole director of Windsor, Lloyd R. Abrams, was not paid any bonus as a result of the sale of Windsor. The Company's management believes that any and all bonuses paid in connection with the sale of Windsor were paid properly for past services and for the future benefit of the Company. The agreements to pay bonuses to officers of Windsor primarily represented participations in the notes and shares of stock of Interiors the Company anticipated receiving in connection with the sale of Windsor and were conditioned upon those officers remaining employed by Windsor. The Company's management believed that it was in the Company's best interest to create such an incentive to induce the officers of Windsor to remain in the employment of Windsor, to exert the necessary effort to assure that Interiors would be able to pay its notes to the Company, and to protect the value of Windsor, the stock of which was security for payment of the notes. The Windsor officers only received their participations in the value of the notes and Interiors stock after the Company negotiated an early repayment of the Interiors notes and the repurchase of the Interiors stock. As part of the negotiated early repayment, Interiors also satisfied the Company's obligation to pay the President of Windsor 100,000 shares of Interiors Class A common stock and 110,000 shares of the Company's common stock, which the Company had previously agreed to pay to the President of Windsor as part of the President's bonus. The total cost to the Company after taxes of these bonuses was approximately $360,000. In the event Messrs. Wolfson and Juskewycz were to prevail in their action, the amount of any judgment would be awarded to the Company and not to Messrs. Wolfson and Juskewycz.

      Finally, the amended action of Messrs. Wolfson and Juskewycz alleges that the conduct of the directors and control persons of Bentley in managing the Company supports a claim for judicial dissolution of the Company pursuant to Mo. Rev. Stat. Section 351.494, which provides in paragraph (b) that a company may be dissolved if its directors have acted, are acting, or will act in a manner that is illegal, oppressive, or fraudulent. Messrs. Wolfson and Juskewycz allege that the conduct of the directors and control persons of the Company satisfies this test, due to the actions alleged in the previously described counts of the action, and a claim that professional fees, alleged to be $150,000, paid by Bentley in connection with the sale of Windsor were excessive, and demand that the Company be judicially liquidated and dissolved, with Bentley's assets converted to cash and distributed to the shareholders on a pro rata basis after adjustment for the claims previously alleged, and that a receiver be appointed for the Company. The Company's management believes that this claim is totally unsupported by the facts for the reasons recited in the preceding paragraphs in relation to the other claims in the action and believes that any professional service payments made in connection with the sale of Windsor were reasonable given the services provided. The Company will defend vigorously the Company's position in court.

      The Company's management believes that the Wolfson and Juskewycz derivative action was filed with the intent of coercing the Company to repurchase the shares in a negotiated settlement for a higher price than "fair value," prior to the Circuit Court's determination of the "fair value" of their shares and prior to the Court's determination of whether Mr. Wolfson properly exercised his right to compel the Company to purchase his shares. The Company intends to defend vigorously its positions in court, unless, in the opinion of the Board of Directors, the shares can be repurchased at a price advantageous to the Company and its shareholders.

      Currently, the Company is not a party to any other legal proceedings, other than routine proceedings in the ordinary course of business. The ordinary course proceedings are not anticipated to have a material adverse effect on the Company's results of operation or financial condition.

Forward Looking Statements

      The beliefs and expectations of management described in this Item 1 with regard to the shareholder litigation are forward looking statements of the type described in the PSLR Act of 1995. The ultimate resolutions of the actions are not within Bentley's control. The court's decision with regard to the validity of the claims made by the three shareholders and the valuation of their claims could cause materially different results from those believed likely by management.


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

10.8 Bonus Agreement between the Registrant and Pauline Raschella dated October 26, 1998 attached to Form 10- QSB of the Registrant dated September 30, 1998 as Exhibit 10.12 is incorporated herein by this reference.

10.9 Stock Purchase Agreement between Sandra L. James and the Registrant dated November 12, 1998 attached to Form 10-KSB of the Registrant dated December 31, 1998 as Exhibit 10.10 is incorporated by this reference.

10.10 Escrow Agreement between Sandra L. James and the Registrant dated November 12, 1998 attached to Form 10-KSB of the Registrant dated December 31, 1998 as Exhibit 10.11 is incorporated by this reference.

13.1 Portions of Form 10-QSB of the Registrant dated June 30, 1998 referenced in the text are incorporated herein by this reference.

13.2 Portions of Form 10-QSB of the Registrant dated September 30, 1998 referenced in the text are incorporated herein by this reference.

27.   Financial Data Schedule

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

May 24, 1999