Form 10QSB
period 1999-06-30
BENTLEY INTERNATIONAL INC
filed 1999-08-16
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark one)
|X| Quarterly Report under Section 13 or 15(d) of the Securities  Exchange Act
    of   1934 for the Quarterly Period Ended June 30, 1999
|_|Transition Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the Transition Period from ________________ to _________________

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

On July 26, 1999 the registrant had 3,083,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes |_|    No|X|.

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                     INDEX

                                                                          Page

PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements....................................1

      Consolidated Balance Sheets -- June 30, 1999 and December 31, 1998......2

      Consolidated Statements of Operations  -- Three Months Ended June 30,
      1999 and 1998 and Six Months Ended June 30, 1999 and 1998 ..............3

      Consolidated Statements of Cash Flows -- Three Months Ended June 30,
      1999 and 1998 and Six Months Ended June 30, 1999 and 1998...............4

      Notes to Consolidated Financial Statements..............................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operation................................................7

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings....................................................11

ITEM 2. Changes in Securities and Use of Proceeds............................13

ITEM 4. Submission of Matters to a Vote of Security Holders..................13

ITEM 6. Exhibits and Reports on Form 8-K.....................................13

SIGNATURE....................................................................16


Note: This report contains certain forward looking statements of the type described in the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 ("PSLR Act of 1995"). The results of management's plans are beyond the ability of the Company to control. Economic conditions, availability of attractive merger and acquisition parties, the results of exercise of dissenters' rights and other factors could cause materially different results from those planned by management. Additional discussions of certain forward looking statements can be found at the end of Item 2 of Part I and Item 1 of
Part II.

                                    PART I

Item 1.  Financial Statements

                           BENTLEY INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET


                                      Assets

                                                             June 30,
                                                                 1999   December 31,
                                                           (Unaudited)        1998
Current Assets
   Cash and cash equivalents                               $ 5,248,194  $ 6,579,516
   Miscellaneous receivables                                     6,392       18,000
   Tax refund due (Note 3)                                     662,932           --
   Prepaid taxes                                                45,801       38,817
   Net assets from discontinued segment (Note 4)               422,466      628,324
       Total Current Assets                                  6,385,785    7,264,657

       Other Assets                                             69,800       69,800

                                                           $ 6,455,585  $ 7,334,457




                       Liabilities And Shareholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                   $   208,303  $   647,076

   Shareholders' Equity
   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued or outstanding                         --           --
   Common stock, $0.18 par value; 10,000,000 shares
     authorized, 3,083,285 shares issued and outstanding
     at June 30, 1999 and December 31, 1998                    554,991      554,991
   Additional paid-in capital                                2,656,578    2,656,578
   Retained earnings                                         3,043,615    3,475,812
   Treasury stock, at cost                                      (7,902)          --
       Total Shareholders' Equity                            6,247,282    6,687,381

                                                           $ 6,455,585  $ 7,334,457








See the accompanying notes to condensed financial statements.

                            BENTLEY INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                        For The Three Months    For The Six Months
                                           Ended June 30,         Ended June 30,
                                            1999        1998        1999       1998

Net Sales                             $       --    $     --   $      --  $      --

Cost Of Sales                                 --          --          --         --

Gross Margin                                  --          --          --         --

Selling, General And Administrative
   Expenses                               84,377      85,468     210,857    149,297

Operating Loss                           (84,377)    (85,468)   (210,857)  (149,297)

Interest Income (Expense)                 61,920        (567)    130,488     (8,456)

Other Income                              47,978     131,391     108,947    131,391

Income (Loss) From Continuing
   Operations                             25,521      45,356      28,578    (26,362)

Income (Loss) From Discontinued
   Operations (Note 4)
     Income (loss) from operations
     to be disposed of                   (95,735)    481,106    (123,170)   886,473
     Estimated loss on disposal         (337,605)         --    (337,605)        --
                                        (433,340)    481,106    (460,775)   886,473

Net Income (Loss)                     $ (407,819)   $526,462   $(432,197) $ 860,111

Earnings (Loss) Per Common Share -
   Basic
     Continuing operations            $     0.01    $   0.02   $   0.01   $ (0.01)
     Discontinued operations               (0.14)       0.17      (0.15)     0.31

                                           (0.13)   $   0.19      (0.14)  $  0.31

Earnings (Loss) Per Common Share -
   Assuming Dilution
     Continuing operations            $     0.01    $   0.02   $   0.01   $ (0.01)
     Discontinued operations               (0.14)       0.16      (0.15)     0.30

                                           (0.13)   $   0.18      (0.14)  $  0.29


See the accompanying notes to condensed financial statements.

                            BENTLEY INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                For The Six Months
                                                                  Ended June 30,
                                                                  1999         1998
Cash Flows From Operating Activities
   Net income (loss)                                      $   (432,197)   $ 860,111
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities of
     continuing operations:
       Loss (income) from discontinued operations              460,775     (886,473)
       Depreciation and amortization                                --        1,346
       Net change in assets and liabilities:
         (Increase) decrease in receivables                     11,608       (4,482)
         Tax refund due and prepaid taxes                     (708,733)          --
         (Increase) decrease in other assets                    38,817      (48,227)
         Decrease in accounts payable and
           other liabilities                                  (438,773)     (197,787)
   Net Cash Used In Operating Activities Of Continuing
     Operations                                             (1,068,503)    (275,512)
   Net cash provided by (used in) discontinued operations     (188,127)     396,256
Net Cash Provided By (Used In) Operating Activities         (1,256,630)     120,744

Cash Flows From Investing Activities
   Net cash used in investing activities of discontinued
     operations                                                (66,790)     (22,130)
   Acquisition of subsidiary                                        --      (80,772)
Net Cash Used In Investing Activities                          (66,790)    (102,902)

Cash Flows From Financing Activities
   Net proceeds from line of credit -
     discontinued operations                                        --      304,292
   Payments on notes payable                                        --     (320,005)
   Purchase of treasury stock                                   (7,902)          --
Net Cash Used In Financing Activities                           (7,902)     (15,713)

Net Increase (Decrease) In Cash                             (1,331,322)       2,129

Cash and Cash Equivalents - Beginning Of Period              6,579,516        9,332

Cash and Cash Equivalents - End Of Period                 $  5,248,194    $  11,461

See the accompanying notes to condensed financial statements.

                            BENTLEY INTERNATIONAL, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1999



The accompanying interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for this presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's annual Report on Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the three- and six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


1.    Basis Of Consolidation

     The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor") and Residential Mortgage Credit Reporting, Inc. ("RMCR"), (see Note 4). All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

     Windsor manufactured and distributed decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States. During 1996, Bentley discontinued its Janco product line of framed prints and mirrors and sold its sports picture card business segment in order to reduce costs and to improve its liquidity position. On July 30, 1998, the Company sold all of the outstanding shares of stock of Windsor Art, Inc. (see
Note 4).

     During 1998, the Company acquired subsidiaries operated under the name of RMCR which operated a credit reporting service providing mortgage lenders with consolidated credit reports drawn from reports generated by several single-source credit reporting bureaus. As of June 30, 1999, the company adopted a formal plan to dispose of this segment of the business, (see Note 4).

     Business Combinations: Pursuant to an agreement dated May 28, 1998, the Company purchased certain assets of a credit reporting company for $75,000 and formed Bentley Information Services, Inc. ("BIS"). The acquisition was accounted for as a purchase.

     Pursuant to an agreement date November 12, 1998, the Company acquired all the outstanding shares of Residential Mortgage Credit Reporting, Inc., a credit reporting company, for $300,000 in cash plus 120,000 shares of Bentley's common stock. The acquisition was accounted for as a purchase. In 1999, BIS and RMCR merged. BIS became the surviving corporation and changed its name to RMCR.

     Pursuant  to  an  agreement   dated   February  23,  1999,   RMCR  acquired
substantially all of the assets of Mortgage Credit Service ("M.C.S.") a credit reporting company for approximately $40,000.
                                        4

BENTLEY INTERNATIONAL, INC.
Notes To Condensed Consolidated Financial Statements (Continued)



3.    Tax Refund Due

      Tax refund due as of June 30, 1999 consists of:


      Federal               629,970
      State                  32,962
------------------------------------
      Total                 662,932
====================================

      The federal refund was received subsequent to June 30, 1999.


4.    Discontinued Operations

      In July 30, 1998, the Company sold its Windsor subsidiary to Interiors, Inc. ("Interiors"). Accordingly, Windsor's decorative mirror and framed art business segment are accounted for as discontinued operations in the accompanying consolidated financial statements.

      Windsor revenues were $3,257,599 for the three months ended June 30, 1998, and $6,941,246 for the six months ended June 30, 1998, respectively.

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

      On December 1, 1998, the Company, Interiors, Windsor, Lloyd R. Abrams, President of Bentley ('Mr. Abrams") and Max Munn, President of Interiors ("Mr. Munn") entered into a Repurchase Agreement and Mutual General Release (the "Repurchase Agreement") with respect to (i) certain rights and obligations arising under the Stock Purchase Agreement dated July 7, 1998 between Bentley and Interiors, (the "Stock Purchase Agreement") and all related documents executed in connection with the sale of Windsor by Bentley to Interiors and (ii) rights and obligations pertaining to stock of Bentley and of Interiors pursuant to a Securities Purchase and Registration Rights Agreement dated July 30, 1998 (the "Securities Purchase Agreement"). Pursuant to the Repurchase Agreement, Interiors, Windsor and Munn released Bentley and Abrams and Bentley and Abrams released Interiors, Windsor and Mr. Munn from any claims other than with respect to the rights and obligations arising under the Repurchase Agreement.

BENTLEY INTERNATIONAL, INC.
Notes To Condensed Consolidated Financial Statements (Continued)



      Pursuant to the Repurchase Agreement, Bentley released from a voting trust and pledge agreement all of the capital stock of Windsor to Interiors, canceled and delivered to Interiors the $2,000,000 note made by Interiors in favor of Bentley on July 30, 1998 (the 'Note"), paid Windsor $100 in connection with the purchase by Bentley from Windsor of certain furnishings and furniture and transferred to Windsor 1,500,000 share of Interiors Class A Common Stock (the "Interiors Shares") previously acquired from Interiors pursuant to the Securities Purchase Agreement, which shares had been subject to an escrow agreement among Interiors, Bentley and U.S. Bank Trust dated July 30, 1998 (the "Escrow Agreement") to secure certain warranties and representations Bentley had made to Interiors in connection with the sale of Windsor. In exchange, Interiors paid to Bentley $2,440,000 in cash plus interest from November 29, 1998 at 13% per annum, agreed to transfer 110,000 shares of Bentley Common Stock to the President of Windsor and unconditionally assumed the obligation of Bentley to convey 100,00 shares of Interiors Class A Common Stock to the President of Windsor in satisfaction of certain obligations Bentley had incurred to the President of Windsor pursuant to a bonus agreement.

      Pursuant to the Repurchase Agreement, Mr. Abrams also agreed to cancel his future fights and was released from his obligations under the Consulting Agreement. In exchange for the cancellation and release, Mr. Abrams received from Interiors $125,000 in cash plus interest from November 29, 1998 at 13% per annum, 40,000 shares of Bentley Common Stock and the warrant for up to 300,000 shares of Bentley Common Stock, which warrant Interiors had purchased from Bentley pursuant to the Securities Purchase Agreement.


      On June 30, 1999, the Company adopted a formal plan to dispose of its RMCR subsidiary. Accordingly, RMCR is accounted for as discontinued operations in the accompanying consolidated financial statements.

      RMCR revenues were $254,561 for the three months ended June 30, 1999, and $585,929 for the six months ended June 30, 1999, respectively.


Item 2.  Management's Discussion and Analysis or Plan of Operation


OVERVIEW

      Bentley aggressively pursued a transition from the framed art and mirror business to the marketing and information services businesses, of which the credit reporting business is one. The Company continues to be in a strong liquidity position, with no debt, other than trade credit, and no preferred stock outstanding.

      Bentley planned to expand nationwide the consolidated, residential mortgage credit reporting business of its operating subsidiary, RMCR. In December 1998 RMCR replaced its old computer hardware and software with new hardware and software. In March 1999, RMCR acquired substantially all of the assets of another credit reporting business located in Arizona. RMCR had three sales representatives covering Arizona, California, Illinois, Missouri and Florida, and one individual directing RMCR's direct marketing program. The direct marketing program has proven to be more cost effective, so the three field sales representatives were dismissed.

     Due to rapid changes in the mortgage industry and a significant decline in the number of mortgage refinancings resulting from increased interest rates, the Company has decided to divest itself of the mortgage credit reporting subsidiary. The Company is actively negotiating the sale of the subsidiary to a much larger competitor in the industry. Due to the investment in new computer hardware and software, as well as extensive marketing expenses, the Company has taken a charge to create a reserve to cover any losses and expenses that the Company's management believes may be incurred in the disposition or shut down of the mortgage credit reporting subsidiary.

     On July 30, 1998, the Company sold its framed art and mirror business, Windsor Art, Inc. ("Windsor"), which represented substantially all of its assets, to Interiors, Inc. ("Interiors"). On December 1, 1998, Bentley entered into a
                                        6

Repurchase Agreement and Mutual General Release with Interiors, Inc., Windsor Art, Inc., Lloyd R. Abrams and Max Munn, which is attached as Exhibit 2 to Bentley's Form 8-K dated December 1, 1998. The transactions between Interiors and Bentley are more fully described in the following prior securities filings of Bentley and the portions of the following documents that pertain to the transactions with Interiors, Inc. are hereby incorporated by reference: Form 8-K dated December 1, 1998, Form 10-QSB dated September 30, 1998, Form 8-K dated July 30, 1998 and Form 10-QSB dated June 30, 1998.

      The Board of Directors of Bentley has also approved a repurchase program with respect to the Company's common stock, which currently trades on the OTC Bulletin Board. The company will repurchase no more than 100,000 shares in the open market over a period of no more than twelve months, subject to the further limitation that the number of shareholders will not be decreased below 300. The price for the common stock was $1.25 per share as of July 15, 1999. The book value of such stock as of June 30, 1999, was $2.03 per share.

      Over the past nine months, the Company's management has been investigating the acquisition of specialty marketing and information companies. None of the opportunities presented to the Company were deemed to be attractive to the management, considering price, risk, growth potential and management personnel. Management has concluded that companies Bentley could afford to purchase without borrowing substantial additional funds do not have the depth of management personnel that would be desirable, and Bentley's management is not comfortable pursuing larger acquisitions that would require substantial leverage, and the accompanying risk.

      Considering the factors mentioned above, the Company's board of directors has decided to attempt to create shareholder value in excess of the Company's tangible book value by investigating opportunities to effect a reverse merger with a larger established company interested in going public through the "reverse merger" process. Such a company may be one that possesses rapid growth potential, and needs the financial resources of Bentley, or a stable business that desires a public vehicle to enhance shareholder value, create liquidity for its multiple owners, or acquire other similar businesses within its industry by using Bentley's stock as currency.

      A "reverse merger" is the acquisition by Bentley of another company whereby the shareholders of the acquired business receive shares in Bentley constituting a controlling interest in Bentley, and thus assume management responsibility of Bentley.

      Management intends to contact investment bankers in search for potential "reverse merger" candidates, and may engage an investment banker to advise the Company in such pursuit.

      In the event that Bentley's management is unable to find a suitable reverse merger candidate, Bentley's board of directors may elect to liquidate the Company. The foregoing statement is not intended to constitute a binding obligation of management to liquidate the Company. The statement is intended only to disclose to existing shareholders and potential purchasers of shares of the Company the current intentions of the Company's board of directors, and the Company's desire to create value for its shareholders at least equal to the book value of the Company.

      On September 29, 1998, Bentley was sued by three shareholders. One of the shareholders was an officer of Janco Designs, Inc., the subsidiary of the Company which was the subject of an involuntary bankruptcy proceeding and has now been dissolved. The other two shareholders are former officers and directors of the Company who acted as such when the Company's sole business consisted of the sports picture card business known as Megacards. That business segment was discontinued in 1996. The litigation is described in more detail in Part II,
Item 1 regarding litigation and the financial statements hereto. It is currently not possible to give a reasonable estimate of the Company's exposure in these lawsuits. The Company anticipates that any judgment against it regarding the shareholder litigation will be satisfied out of a non-material portion of the proceeds of the sale of Windsor. Management does not believe that the litigation will significantly interfere with its liquidity, net sales, revenue or income.


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

     Two subsidiaries of the Company merged during the first quarter 1999. These subsidiaries were RMCR under its former name, Bentley Information Services, Inc., a Missouri corporation, and an Arizona corporation named Residential Mortgage Credit Reporting, Inc. which merged into RMCR. RMCR ( Missouri) was acquired May 27, 1998. Residential Mortgage Credit Reporting, Inc., an Arizona corporation, was acquired October 31, 1998. The subsidiaries did not have any significant activity in the first six months of 1998.

      On June 30, 1999, the Company implemented a plan to dispose of its operating subsidiary, RMCR which represented the company's remaining revenue producing operations. All of RMCR's activities have been presented as discontinued operations for all applicable periods presented in the accompanying consolidated financial statements.



Continuing Operations

      Continuing   operations   consists  only  of  the  investment  income  and
administrative expenses of the parent company.

      Investment income increased for the three months and six months ended June 30, 1999 as compared to the same period in 1998 due to investment earnings from the proceeds of the sale of Windsor.

Discontinued Operations

      Discontinued operations in 1998 consisted of the activities of Windsor, the decorative mirror segment which was sold on July 30 1998. Income from discontinued operations was $481,106 for the three months ended June 30, 1998 was $886,473 for the six months ended June 30, 1998. The discontinued operations in the comparable periods in 1999 consists only of the activities of RMCR, the credit reporting segment which experienced a loss from operations of $95,735 and $123,190 for the three and six months ended June 30, 1999, respectively. In addition the Company estimated a loss on the disposal of RMCR of $337,650.

Liquidity and Capital Resources

      As a result of the sale of Windsor, the Company's cash and cash equivalents at June 30, 1999 was $5,248,194. Aggregate cash ultimately generated from the sale of Windsor was $6,481,000. In addition, cash used in operating activities of continuing operations increased from $275,512 to $1,068,503 for the six months ended June 30, 1999 as compared to the same period in 1998. This increase was caused by a significant increase in prepaid and refundable income taxes and the payment of accrued bonuses related to the sale of Windsor. The Company's discontinued operations for the six months ended June 30, 1999 used $188,127 compared to generating cash of $396,256 in the same period in 1998.


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

Forward Looking Statements

      Certain of the foregoing statements in this Part I, Item 2 make references to plans, beliefs and expectations of management, including, without limitation, that a merger partner may be found, that the credit reporting business will be sold and that the Company may be liquidated if no merger partner is found. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. The ability to merge with another business and to sell the credit reporting subsidiary on acceptable terms depends on economic conditions, ability to identify potential merger partners and purchasers of the credit reporting subsidiary that will enter into transactions with the Company on terms acceptable to the Company, competitive conditions generally in the markets for acquisitions and mergers in the credit reporting and other industries and other factors could produce results materially different from those expected by management.

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

     Finally, the amended action of Messrs. Wolfson and Juskewycz alleges that the conduct of the directors and control persons of Bentley in managing the Company supports a claim for judicial dissolution of the Company pursuant to Mo. Rev. Stat. Section 351.494, which provides in paragraph (b) that a company may be dissolved if its directors have acted, are
                                        11
acting, or will act in a manner that is illegal, oppressive, or fraudulent. Messrs. Wolfson and Juskewycz allege that the conduct of the directors and control persons of the Company satisfies this test, due to the actions alleged in the previously described counts of the action, and a claim that professional fees, alleged to be $150,000, paid by Bentley in connection with the sale of Windsor were excessive, and demand that the Company be judicially liquidated and dissolved, with Bentley's assets converted to cash and distributed to the shareholders on a pro rata basis after adjustment for the claims previously alleged, and that a receiver be appointed for the Company. The Company's management believes that this claim is totally unsupported by the facts for the reasons recited in the preceding paragraphs in relation to the other claims in the action and believes that any professional service payments made in connection with the sale of Windsor were reasonable given the services provided. The Company will defend vigorously the Company's position in court.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the second quarter of 1999 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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

2.3 Repurchase Agreement and Mutual General Release between the Registrant, Interiors, Inc., Windsor Art, Inc., Lloyd R. Abrams and Max Munn dated December 1, 1998 is incorporated herein by this reference from Exhibit 2 to Form 8-K of the Registrant dated effective December 1, 1998.
                                        12

3.1 Restated Articles of Incorporation of Registrant filed as Exhibit No. 3.1 to Registrant's Registration Statement on Form S-18 (Reg. No. 33-42393C) are incorporated herein by this reference.

3.2 Amended and Restated By-laws of Registrant as currently in effect filed as Exhibit No. 3.2 hereto.

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

       Annex A-1 $2,000,000 Promissory Note
       Annex A-2 $3,300,000 Promissory Note
       Annex B -- Escrow Agreement between International, Inc.and Interiors,Inc. Annex F -- Non-Competition Agreement between Windsor Art,Inc.and Lloyd R.
                  Abrams
       Annex I -- Consulting Agreement between Windsor Art, Inc., Interiors,
                  Inc. and Lloyd R. Abrams
       Annex J -- Pledge Agreement
       Annex K -- Continuing Guaranty between Max and Laurie Munn and Bentley
                  International, Inc.
       Annex M -- Subordination Language
       Annex N -- Windsor Voting Trust Agreement between Lloyd R. Abrams and
                  Max Munn as Voting Trustees,Interiors, Inc. and Bentley International, Inc.
       Annex O -- Bentley Voting Trust Agreement between Lloyd R. Abrams as
                  Voting Trustee, Interiors, Inc.and Bentley International,Inc. Annex P -- Interiors Voting Trust Agreement between Max Munn as Voting
                  Trustee, Interiors, Inc. and Bentley International, Inc.

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

10.10 Escrow Agreement between Sandra L.James and the Registrant dated November 12, 1998 attached to Form 10- KSB of the Registrant dated December 31, 1998 as Exhibit 10.11 is incorporated by this reference.

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


      BENTLEY INTERNATIONAL, INC.
      (Registrant)

      By /s/ Lloyd R. Abrams
      Lloyd R. Abrams, President and
      Chief Executive Officer



      By /s/ Ramakant Agarwal
      Ramakant Agarwal, Chief
      Financial Officer

August 16, 1999