Form 10QSB
period 1999-09-30
BENTLEY INTERNATIONAL INC
filed 1999-11-22
CIK 878838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ] .

On November 5, 1999 the registrant had 3,083,285 outstanding shares of Common Stock, $.18 par value.

Transitional Small Business Disclosure Format  (Mark one):  Yes [ ]  No [x].

BENTLEY INTERNATIONAL, INC.
FORM 10-QSB

                                      INDEX

                                                                         Page

PART I -- CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements ...............................  1

         Consolidated Balance Sheets -- September 30, 1999
         and December 31, 1998 ............................................ 2

         Consolidated Statements of Operations -- Three Months
         Ended September 30, 1999 and 1998 and Nine Months
         Ended September 30, 1999 and 1998 ...............................  3

         Consolidated  Statements of Cash Flows -- Three Months
         Ended  September 30, 1999 and 1998 and Nine Months
         Ended September 30, 1999 and 1998 ................................ 4

         Notes to Consolidated Financial Statements ........................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation ..........................................8

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings .................................................10

ITEM 2.  Changes in Securities and Use of Proceeds .........................11

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............11

ITEM 6.  Exhibits and Reports on Form 8-K ..................................12

SIGNATURE ..................................................................15

Note: This report contains certain forward looking statements of the type described in the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 ("PSLR Act of 1995"), such as the liquidation of the Corporation and a possible reverse merger or similar transaction. The results of management's plans are beyond the ability of the Company to control. Economic conditions, merger opportunities, the resolution of litigation and other factors could cause materially different results from those planned by management. Additional discussions of certain forward looking statements can be found at the end of Item 2 of Part I.

                                     PART I


Item 1.  Financial Statements

[Remainder of page intentionally left blank]



                CONSOLIDATED BALANCE SHEET
                         Assets

                                               September 30,
                                                        1999      December 31,
                                                 (Unaudited)              1998
Current Assets
     Cash and cash equivalents                    $5,886,134       $ 6,579,516
     Miscellaneous receivable                          6,392            18,000
     Note receivable                                  54,200                --
     Prepaid taxes                                    53,733            38,817
     Net assets from discontinued segment (Note 3)        --           628,324
          Total Current Assets                     6,000,459         7,264,657

Note Receivable                                      108,300                --

Other Assets                                          69,800            69,800

                                                  $6,178,559       $ 7,334,457


          Liabilities And Shareholders' Equity

Current Liabilities
     Accounts payable and accrued expenses        $  104,507       $   647,076

Shareholders' Equity
     Preferred stock, $0.01 par value; 1,000,000
     shares authorized, none issued or
     outstanding                                          --                --
     Common stock, $0.18 par value; 10,000,000
     shares authorized, 3,083,285 shares issued
     and outstanding at June 30, 1999 and
     December 31, 1998                               554,991           554,991
Additional paid-in capital                         2,656,578         2,656,578
Retained earnings                                  2,870,385         3,475,812
Treasury stock, at cost                               (7,902)               --
     Total Shareholders' Equity                    6,074,052         6,687,381

                                                  $6,178,559       $ 7,334,457

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                              For The Three Months       For The Nine Months
                              Ended September 30,        Ended September 30,
                               1999          1998      1999            1998

Net Sales                    $      --    $   20,995  $      --      $  26,857

Cost Of Sales                       --            --         --             --

Gross Margin                        --        20,995         --         26,857

Selling, General And
  Administrative Expenses       58,131       283,206    268,988        432,503

Operating Loss                 (58,131)     (262,211)  (268,988)      (405,646)

Interest Income (Expense)       12,961        (2,449)   143,449        (10,906)

Other Income                    37,819       103,776    146,766        235,167

Income (Loss) From
  Continuing Operations         (7,351)     (160,884)    21,227       (181,385)

Income (Loss) From
  Discontinued Operations
     Income (loss) from
     discontinued operations        --       241,076   (123,170)       1,121,688
     Gain (loss) on sale
     of discontinued
     operations (net of tax
     of $818,500 in 1998)     (195,879)    2,300,196   (503,484)       2,300,196
       Total Income (Loss)
       From Discontinued
       Operations             (195,879)    2,541,272   (626,654)       3,421,884

Net Income (Loss)            $(203,230)   $2,380,388  $(605,427)     $ 3,240,499

Earnings (Loss) Per Common
 Share -  Basic
     Continuing operations   $      --     $   (0.05) $    0.01      $    (0.06)
     Discontinued operations     (0.06)         0.87      (0.20)           1.17

                             $   (0.06)    $    0.81  $   (0.19)     $     1.10

Earnings (Loss) Per Common
 Share -  Assuming Dilution
     Continuing operations   $      --     $  (0.05)  $    0.01      $    (0.06)
     Discontinued operations     (0.06)        0.83       (0.20)           1.12

                             $   (0.06)    $   0.78   $   (0.19)     $     1.06

See accompanying notes to consolidated financial statements.

                         CONSOLIDATED STATEMENT OF CASH
                                     FLOWS
                                   (UNAUDITED)

                                                            For The Nine Months
                                                            Ended September 30,
                                                           1999             1998
Cash Flows From Operating Activities
  Net income (loss)                                  $ (605,423)     $ 3,240,499
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities of continuing
     operations:
          Loss (income) from discontinued operations    123,170       (1,121,688)
          Loss (gain) on sale of discontinued segment   503,484       (2,300,196)
          Depreciation and amortization                      --            5,959
          Net change in assets and liabilities:
            (Increase) decrease in accounts
               receivable                                11,608           (8,079)
            Increase in prepaid taxes                   (14,916)              --
            Increase in other assets                         --          (43,867)
            Decrease in accounts payable and
            other liabilities                          (542,569)         (53,808)
Net Cash Used In Operating Activities Of Continuing
  Operations                                           (524,646)        (281,180)
Net cash provided by (used in) discontinued
   operations                                          (168,544)         503,264
Net Cash Provided By (Used In) Operating Activities    (693,190)         222,084

Cash Flows From Investing Activities
  Proceeds from sale of discontinued segment            237,000        4,946,000
  Increase in note receivable                          (162,500)              --
  Net cash used in investing activities of
     discontinued operations                            (66,790)        (114,545)
  Capital expenditures                                       --          (13,511)
  Acquisition of subsidiary                                  --          (80,772)
Net Cash Provided By Investing Activities                 7,710        4,737,172

Cash Flows From Financing Activities
  Net proceeds from line of credit -
    discontinued operations                                  --          269,535
  Payments on notes payable                                  --         (320,005)
  Purchase of treasury stock                             (7,902)              --
Net Cash Used In Financing Activities                    (7,902)         (50,470)

Net Increase (Decrease) In Cash                        (693,382)       4,908,786

Cash - Beginning Of Period                            6,579,516            9,332

Cash - End Of Period                                 $5,886,134      $ 4,918,118

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

The accompanying interim financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for this presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's annual Report on Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.


1.       Basis Of Consolidation

     The consolidated financial statements include the accounts of Bentley International, Inc. (the "Company") and its wholly-owned subsidiaries, Windsor Art, Inc. ("Windsor") and Residential Mortgage Credit Reporting, Inc. ("RMCR") (see Note 3). All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

         During 1998, the Company acquired subsidiaries operated under the name of RMCR which operated a credit reporting service providing mortgage lenders with consolidated credit reports drawn from reports generated by several single-source credit reporting bureaus. The Company sold all the assets of RMCR effective on September 1, 1999 (see Note 3).

         Business Combinations:

         Pursuant to an agreement dated May 28, 1998, the Company purchased certain assets of a credit reporting company for $75,000 and formed
         Bentley Information Services, Inc. ("BIS"). The acquisition was accounted for as a purchase.

         Pursuant to an agreement dated November 12, 1998, the Company acquired all the outstanding shares of Residential Mortgage Credit Reporting, Inc., a credit reporting company, for $300,000 in cash plus 120,000 shares of Bentley's common stock. On November 12, 1999, the seller exercised a right to exchange the shares transferred for an additional $300,000, which had been held in escrow. The acquisition was accounted for as a purchase. In 1999, BIS and RMCR merged. BIS became the surviving corporation and changed its name to RMCR.

         Pursuant to an agreement dated February 23, 1999, RMCR acquired substantially all of the assets of Mortgage Credit Service ("M.C.S.") a credit reporting company for $76,000. RMCR signed a promissory note for $36,000 to be paid at the rate of 10% per month of the collected monthly billings from existing customers of M.C.S. The remainder of the purchase price was paid in cash.

3.       Discontinued Operations

         On July 30, 1998, the Company sold its Windsor subsidiary to Interiors, Inc. ("Interiors"). Accordingly, Windsor's decorative mirror and framed art business segment are accounted for as discontinued operations in the accompanying consolidated financial statements.

         Windsor revenues were $1,321,689 and for the three months ended September 30, 1998 and $8,262,934 for the nine months ended September 30, 1998.

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

         On December 1, 1998, the Company, Interiors, Windsor, Lloyd R. Abrams, President of Bentley (`Mr. Abrams") and Max Munn, President of Interiors ("Mr. Munn") entered into a Repurchase Agreement and Mutual General Release (the "Repurchase Agreement") with respect to (i) certain rights and obligations arising under the Stock Purchase Agreement dated July 7, 1998 between Bentley and Interiors, (the "Stock Purchase Agreement") and all related documents executed in connection with the sale of Windsor by Bentley to Interiors and (ii) rights and obligations pertaining to stock of Bentley and of Interiors pursuant to a Securities Purchase and Registration Rights Agreement dated July 30, 1998 (the "Securities Purchase Agreement"). Pursuant to the Repurchase Agreement, Interiors, Windsor and Mr. Munn released Bentley and Mr. Abrams; and Bentley and Mr. Abrams released Interiors, Windsor and Mr. Munn from any claims other than with respect to the rights and obligations arising under the Repurchase Agreement.

         Pursuant to the Repurchase Agreement, Bentley released from a voting trust and pledge agreement all of the capital stock of Windsor to Interiors, canceled and delivered to Interiors the $2,000,000 note made by Interiors in favor of Bentley on July 30, 1998 (the `Note"), paid Windsor $100 in connection with the purchase by Bentley from Windsor of certain furnishings and furniture and transferred to Windsor 1,500,000 share of Interiors Class A Common Stock (the "Interiors Shares") previously acquired from Interiors pursuant to the Securities Purchase Agreement, which shares had been subject to an escrow agreement among Interiors, Bentley and U.S. Bank Trust dated July 30, 1998 (the "Escrow Agreement") to secure certain warranties and representations Bentley had made to Interiors in connection with the sale of Windsor. In exchange, Interiors paid to Bentley $2,440,000 in cash plus interest from November 29, 1998 at 13% per annum, agreed to transfer 110,000 shares of Bentley Common Stock to the President of Windsor and unconditionally assumed the obligation of Bentley to convey 100,00 shares of Interiors Class A Common Stock to the President of Windsor in satisfaction of certain obligations Bentley had incurred to the President of Windsor pursuant to a bonus agreement.

         Pursuant to the Repurchase Agreement, Mr. Abrams also agreed to cancel his future rights and was released from his obligations under a Consulting Agreement which Mr. Abrams had entered into with Windsor and Interiors. In exchange for the cancellation and release, Mr. Abrams received from Interiors $125,000 in cash plus interest from November 29, 1998 at 13% per annum, 40,000 shares of Bentley Common Stock and the warrant for up to 300,000 shares of Bentley Common Stock. Interiors had purchased the warrant from Bentley pursuant to the Securities Purchase Agreement.

         The Company sold RMCR pursuant to an asset purchase agreement, effective on September 1, 1999. Accordingly, RMCR (the credit reporting services segment) is accounted for as discontinued operations in the accompanying consolidated financial statements.

         RMCR revenues were $127,704 for the three months ended September 30, 1999, and $713,633 for the nine months ended September 30, 1999.

         The consideration received for the assets of RMCR was: a) $236,500 in cash, and b) a $162,500 promissory note payable in twelve quarterly installments with interest at 8% per annum.

4.       Plan Of Liquidation

         On September 27, 1999, the shareholders of the Company approved the liquidation and dissolution of the Company. The Plan of Liquidation authorized the Board of Directors to take any and all actions necessary to effect such liquidation and dissolution. On October 12, 1999, the Board of Directors authorized the Officers of the Corporation to file Articles of Dissolution with the Secretary of State of Missouri with an effective date of November 5, 1999. The Articles of Dissolution were filed pursuant to this authorization. Pursuant to Missouri law, and the shareholders' authorization, for 120 days after the effective date of the dissolution, the Board of Directors may revoke the dissolution.


         [Remainder of page intentionally left blank.]

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

         Bentley planned to expand nationwide the consolidated, residential mortgage credit reporting business of its operating subsidiary, RMCR. In December 1998 RMCR replaced its old computer hardware and software with new hardware and software. In March 1999, RMCR acquired substantially all of the assets of another credit reporting business located in Arizona. RMCR had three sales representatives covering Arizona, California, Illinois, Missouri and Florida, and one individual directing RMCR's direct marketing program. The direct marketing program proved to be more cost effective, so the three field sales representatives were dismissed.

         Due to rapid changes in the mortgage industry and a significant decline in the number of mortgage refinancings resulting from increased interest rates, the Company decided to divest itself of the mortgage credit reporting subsidiary. Effective on September 1, 1999, the Company sold all of the assets of RMCR, Inc. to Factual Data Corp. for approximately $399,000, subject to adjustment pending the post-closing accounting. Due to investment in new computer hardware and software, as well as extensive marketing expenses, the Company has taken a total loss of $626,654 in connection with the disposition of the mortgage credit reporting subsidiary.

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

         The Board of Directors of Bentley approved a repurchase program with respect to the Company's common stock. The repurchase program allowed the repurchase of no more than 100,000 shares in the open market over a period of no more than twelve months, subject to the further limitation that the number of shareholders will not be decreased below 300. The price for the common stock was $1 1/8 per share as of November 5, 1999, as quoted on the OTC Bulletin Board. The book value of such stock as of September 30, 1999, was approximately $1.97 per share.

         Over the past twelve months, the Company's management has been investigating the acquisition of specialty marketing and information companies. None of the opportunities presented to the Company were deemed to be attractive to management, considering price, risk, growth potential and management personnel. Management has concluded that companies Bentley could afford to purchase without borrowing substantial additional funds do not have the depth of management personnel that would be desirable, and Bentley's management is not comfortable pursuing larger acquisitions that would require substantial leverage, and the accompanying risk.

         Considering the factors mentioned above, the Company's board of directors attempted to create shareholder value in excess of the Company's tangible book value by investigating opportunities to effect a reverse merger with a larger established company interested in going public through the "reverse merger" process. A "reverse merger" is the acquisition by Bentley of another company whereby the shareholders of the acquired business receive shares in Bentley constituting a controlling interest in Bentley, and thus assume management responsibility of Bentley. Management is still considering possible reverse merger transactions with certain parties. Such a reverse merger candidate might be one that possesses rapid growth potential, and needs the financial resources of Bentley, or a business that desires a public vehicle to enhance shareholder value, create liquidity for its multiple owners, or a business that desires to acquire other similar businesses within its industry by using Bentley's stock as currency. Management has not been able to find and reach agreement with a suitable reverse merger candidate and believes that a reverse merger or similar transaction is unlikely at this point.


         Due to the difficulty in finding a suitable reverse merger candidate, pursuant to the authority granted to the Board of Directors by the shareholders of the Company at the Annual Meeting of Shareholders, discussed below in Part II, Items 2 and 4, Bentley's Board of Directors directed the officers of the Company to file Articles of Dissolution with the Secretary of State of Missouri. Pursuant to such direction, the Articles of Dissolution have been filed and have an effective date of November 5, 1999. The Company also instructed its transfer agent to close the stock transfer records as of such date. Under Missouri law, the Articles of Dissolution may be revoked by the Board of Directors for 120 days after the effective date of the dissolution. If the Articles of Dissolution were revoked, the revocation would relate back to the effective date of the dissolution and the Company would resume carrying on its business as if dissolution had never occurred. The foregoing statement is not intended to constitute a binding obligation of management to liquidate the Company. The statement is intended only to disclose to existing shareholders and potential purchasers of shares of the Company the current plans of the Company's Board of Directors, and the Company's desire to create value for its shareholders at least equal to the book value of the Company.

         On September 29, 1998, Bentley was sued by three shareholders. The lawsuits are described below in Part II, Item 1. It is currently not possible to give a reasonable estimate of the Company's exposure in these lawsuits. The Company anticipates that any judgment against it regarding the shareholder litigation will be satisfied out of a non-material portion of the proceeds of the sale of Windsor. Management does not believe that the litigation will significantly interfere with its liquidity.

Results of Operations

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying consolidated financial statements.

         On July 30, 1998 the Company sold its main operating subsidiary, Windsor Art, Inc., which represented substantially all of the operations of the Company, for an amount of cash ultimately generated of $6,481,000. All of Windsor's operations have been presented as discontinued operations for all applicable periods presented in the accompanying consolidated financial statements.

         Two subsidiaries of the Company merged during the first quarter 1999. These subsidiaries were RMCR under its former name, Bentley Information
Services,  Inc.,  a  Missouri  corporation,  and an  Arizona  corporation  named
Residential Mortgage Credit Reporting, Inc which merged into RMCR. RMCR ( Missouri) was acquired May 27, 1998. Residential Mortgage Credit Reporting, Inc., an Arizona corporation, was acquired October 31, 1998. The subsidiaries did not have any significant activity in the first nine months of 1998.

         Effective September 1, 1999, the Company sold RMCR, which represented the Company's remaining revenue producing operations. All of RMCR's activities have been presented as discontinued operations for all applicable periods presented in the accompanying consolidated financial statements.

Continuing Operations

         Continuing operations consists only of the investment income and administrative expenses of the parent company.

         Investment income increased for the three months and nine months ended September 30, 1999 as compared to the same period in 1998 due to investment earnings from the proceeds of the sale of Windsor.

Discontinued Operations

         Discontinued operations in 1998 consisted of the activities of Windsor, the decorative mirror segment which was sold on July 30 1998. Income from discontinued operations was $241,076 for the three months ended September 30, 1998 and was $1,121,688 for the nine months ended September 30, 1998. The discontinued operations in the comparable periods in 1999 consists only of the activities of RMCR, the credit reporting segment which experienced a loss from operations of $0 and $123,170 for the three and nine months ended September 30, 1999, respectively. In addition the Company had a loss on the disposal of RMCR of $503,484.

Liquidity and Capital Resources

         As a result of the sale of Windsor and RMCR, the Company's cash and cash equivalents at September 30, 1999 was $5,886,134. Aggregate cash ultimately generated from the sale of Windsor was $6,481,000. In addition, cash used in operating activities of continuing operations increased from $53,808 to $542,569 for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase was caused by the payment of accrued bonuses related to the sale of Windsor. The Company's discontinued operations for the nine months ended September 30, 1999 used $168,544 compared to generating cash of $503,264 in the same period in 1998.

Derivatives

         The Company does not invest in any derivative securities.

Year 2000

         Bentley does not anticipate any "Year 2000 Problem," because it no longer has any operating divisions. The "Year 2000 Problem" refers to any inability of computer software and hardware to use four digits to refer to a year, which could result in applications failures or erroneous results. Management believes that the Company's computer system is able to process four-digit years and that even if there were an interruption in computer service, the interruption would not cause a material problem. Management does not expect to incur any costs associated with the "Year 2000 Problem."

Forward Looking Statements

         Certain of the foregoing statements in this Part I, Item 2 make references to plans, beliefs and expectations of management, including, without limitation, that a merger partner may be found and that the Company may be liquidated if no merger partner is found. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. The ability to merge with another business on acceptable terms depends on economic conditions, competitive conditions generally in the markets for acquisitions and mergers and other factors which could produce results materially different from those expected by management.

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

         Certain of the foregoing statements in the discussion of the Year 2000 Problem make references to plans, beliefs and expectations of management, including, without limitation, that Bentley will have no Year 2000 Problem. These statements are forward looking statements of the type governed by the PSLR Act of 1995. There can be no assurance that results will be what management plans, believes or expects. Any delays in processing data or managing assets could be longer and more costly than management expects and could produce results materially different from those expected by management.


                                     PART II

Item 1.  Legal Proceedings

         The Company has previously reported litigation brought by three shareholders of the Company, Messrs. Leo M. Rodgers, III, Andrew Wolfson and Stephen Juskewycz, most recently in its June 30, 1999 Form 10-QSB. In August, 1999, Leo M. Rodgers, III filed an amended petition in which he alleged virtually identical derivative claims against the Company, Lloyd R. Abrams, Janet L. Salk, Ramakant Agarwal, and others as previously alleged by Messrs. Wolfson and Juskewycz. The Company believes that all of the claims of Messrs. Wolfson and Juskewycz are without merit, as previously described in the Company's Form 10-QSB for June 30, 1999. Additionally, Rodgers seeks to recover the "fair value" of his shares of the Company's stock held in a voting trust, under an agreement dated July 17, 1995 of which Lloyd R. Abrams is the trustee (the "Voting Trust"). The Company believes that Rodgers is not entitled to the "fair value" of his shares in the Voting Trust because the trustee had and has discretion to vote all shares of stock in the trust as a block. The shares were voted in favor of the sale of Windsor. As discussed in the June 30, 1999 Form 10-QSB, Mr. Rodgers has also brought a claim for the "fair value" of 30,420 shares allegedly owned in his own name.

         In September, 1999, Rodgers, Wolfson and Juskewycz filed a Request for a Temporary Restraining Order against the Company to prohibit the shareholders' vote regarding possible dissolution and termination of the Company and to prohibit the shareholders' vote regarding a stock option plan. Both of these proposals were described in the Information Statement of the Company sent to the Shareholders for the September 27, 1999 shareholders' meeting. The Circuit Court of St. Louis County denied the request for the temporary restraining order. The Court, however, set for hearing on November 30, 1999 a request to have a receiver appointed to take control of the remaining assets of the Company. The Company believes that this action is without merit because sufficient safeguards have been taken by the Company to protect the orderly liquidation of the Company and sufficient funds have been reserved for payment of any claims of "fair value" of Rodgers, Wolfson and Juskewycz.

         The Company will continue to defend vigorously its position in Court. The Board of Directors, however, may, in the best interest of the Company, pursue settlement of any and all claims.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to the authority granted to the Board of Directors by the shareholders of the Company at the Annual Meeting of Shareholders, discussed below in Part II, Item 4, Bentley's Board of Directors directed the officers of the Company to file Articles of Dissolution with the Secretary of State of Missouri. The Articles of Dissolution were effective as of November 5, 1999. The Company also instructed its transfer agent to close the stock transfer records as of November 5, 1999. Under Missouri law, the Articles of Dissolution may be revoked by the Board of Directors for 120 days after the effective date of the dissolution. If the Articles of Dissolution were revoked, the revocation would relate back to the effective date of the dissolution and the Company would resume carrying on its business as if dissolution had never occurred.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on September 27, 1999. Lloyd R. Abrams was elected director. Janet L. Salk and Ramakant Agarwal continued as directors. Mr. Agarwal resigned effective October 6, 1999 pursuant to a letter in which he stated that his resignation was not based on any disagreement with Bentley on any matter relating to Bentley's operations, policies or practices. In connection with this resignation, Mr. Agarwal also resigned from all officer positions, including that of Chief Financial Officer. On the record date, 3,083,285 shares of Bentley common stock were outstanding and the holders of 2,170,730 shares, seventy percent (70%) of the shares of Bentley common stock voted in person or by proxy, constituting a quorum. There were no broker non-votes, votes withheld or abstentions. The matters voted on at the meeting and the number of votes cast for and against each proposition were as indicated in the table below:

         [Remainder of page intentionally left blank.]

FOR        AGAINST

2,170,730        0 The election as director of Lloyd R. Abrams, to serve until the 2000 Annual Meeting and until his successor is elected and qualified.

2,170,730        0 To ratify the appointment of Rubin, Brown, Gornstein & Co.
                   LLP as the Company's independent public accountants for 1999-2000.

0        2,170,730 To approve the Bentley International, Inc. 1999 Stock Option
                   Plan.

2,170,730        0 To amend Article Six of the Articles of Incorporation of the
                   Company to provide that the number of directors to constitute the Board of Directors shall not be less than one (1) nor more than eleven (11), and shall be fixed by, or in the manner provided in, the By-Laws of the corporation.

2,170,730        0 To authorize the Board of Directors, in its complete
                   discretion, to take any and all actions necessary to effect all of the following actions, upon such terms and conditions as the Board of Directors shall deem appropriate and pursuant to the General Business Corporations Law of Missouri: (i) to pay off or establish a reserve to pay off all legally enforceable liabilities of the Corporation and to use those assets remaining after making such payments to distribute assets to the shareholders in complete or partial liquidation of all of the assets of the Company and to redeem and cancel all of the outstanding shares of common stock of the Company or, in the alternative, (ii) to dissolve and terminate the corporate existence of the Company, as well as to liquidate all of the assets of the Company as described in (i) above, and, in addition,
                   (iii) to revoke any decision of the Board of Directors to take any of the foregoing actions pursuant to clause (i) or (ii).

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

2.3 Repurchase Agreementand Mutual General Release between the Registrant, Interiors, Inc., Windsor Art, Inc., Lloyd R. Abrams and Max Munn dated December 1, 1998 is incorporated herein by this reference from Exhibit 2 to Form 8-K of the Registrant dated effective December 1, 1998.

2.4 Asset Purchase Agreement by and between Factual Data Corp. and Residential Mortgage Credit Reporting, Inc.,dated as of September 3, 1999 is incorporated herein by this reference from Exhibit 2 to Form 8-K of the Registrant dated effective September 9, 1999.

2.5 Resolution of the Shareholders of the Corporation adopting a Plan of Liquidation, dated September 27, 1999, is incorporated herein by this reference from Exhibit 2.1 to Form 8-K of the Registrant dated effective October 12, 1999.

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

10.4 Tenth Amendment to Revolving Credit Loan Agreement, dated as of September 13, 1997, by and between Registrant and Mark Twain Bank filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 is incorporated by this reference.

10.5 Megacards, Inc. 1995 Stock Option Plan filed as Exhibit 10.37 to the Registrant's Form 10-KSB for 1997 is incorporated herein by this reference.

10.6 Annexes A-1 through P below are contracts or addenda to contracts dated July 30, 1998, to the Stock Purchase Agreement between Bentley International, Inc. and Interiors, Inc., which were listed on the Form 8-K of Bentley dated effective July 30, 1998, and are incorporated by reference from Exhibits 10.1 through 10.11 of the Form 10-QSB of Bentley International, Inc. dated June 30, 1998. Certificates of Authority from officers of Bentley and Interiors which were also addenda to the Stock Purchase Agreement are omitted. Annexes A-1 through P listed below are contracts between Bentley International, Inc. and Interiors, Inc. except where noted:

         Annex A-1 --    $2,000,000 Promissory Note
         Annex A-2 --    $3,300,000 Promissory Note
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
                         Voting Trustee, Interiors, Inc. and Bentley
                         International, Inc.

10.7 Bonus Agreement between the Registrant and Pauline Raschella dated October 26, 1998 attached to Form 10-QSB of the Registrant dated September 30, 1998 as Exhibit 10.12 is incorporated herein by this reference.

10.8 Stock Purchase Agreement between Sandra L. James and the Registrant dated November 12, 1998 attached to Form 10-KSB of the Registrant dated December 31, 1998 as Exhibit 10.10 is incorporated by this reference.

10.9     Escrow  Agreement  between  Sandra L.  James and the  Registrant  dated
         November 12, 1998 attached to Form 10-KSB of the Registrant dated December 31, 1998 as Exhibit 10.11 is incorporated by this reference.

10.10 Ratification dated as of September 9, 1999 by Residential Mortgage Credit Reporting, Inc. and Bentley International, Inc. with reference to the Asset Purchase Agreement by and between Factual Data Corp. and Residential Mortgage Credit Reporting, Inc. incorporated hereto as
         Exhibit 2.4 is incorporated herein by this reference from Exhibit 10.1 to Form 8-K of the Registrant dated effective September 9, 1999.

10.11 Promissory Note made by Factual Data Corp. in favor of Residential Mortgage Credit Reporting, Inc. dated as of September 8, 1999 is incorporated herein by this reference from Exhibit 10.2 to Form 8-K of the Registrant dated effective September 9, 1999.

10.12 Security Agreement by and between Factual Data Corp. and Residential Mortgage Credit Reporting, Inc., dated as of September 3, 1999 is incorporated herein by this reference from Exhibit 10.3 to Form 8-K of the Registrant dated effective September 9, 1999.

10.13 Non-Compete and Confidentiality Agreement by and between Factual Data Corp. and Residential Mortgage Credit Reporting, Inc., dated as of September 3, 1999 is incorporated herein by this reference from Exhibit
         10.4 to Form 8-K of the Registrant dated effective September 9, 1999.

10.14 Bill of Sale by and between Factual Data Corp. and Residential Mortgage Credit Reporting, Inc., dated as of September 3, 1999 is incorporated herein by this reference from Exhibit 10.5 to Form 8-K of the Registrant dated effective September 9, 1999.

10.15 Assignment of Lease by and between Factual Data Corp. and Residential Mortgage Credit Reporting, Inc., dated as of August 24, 1999 is incorporated herein by this reference from Exhibit 10.6 to Form 8-K of the Registrant dated effective September 9, 1999.

13.1 Portions of Form 10-QSB of the Registrant dated June 30, 1998 referenced in the text are incorporated herein by this reference.

13.2 Portions of Form 10-QSB of the Registrant dated September 30, 1998 referenced in the text are incorporated herein by this reference.


27.      Financial Data Schedule

(b)               Reports on Form 8-K.

         On September 24, 1999, the Registrant filed a Form 8-K Current Report effective September 9, 1999 reporting the sale of its mortgage credit reporting subsidiary. As part of this report, pro forma financial statements were filed. On October 26, 1999, the Registrant filed a Form 8-K Current Report effective October 12, 1999 reporting the decision of the Board of Directors to file Articles of Dissolution with the Secretary of State of Missouri.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BENTLEY INTERNATIONAL, INC.
     (Registrant)

     By /s/ Lloyd R. Abrams
     Lloyd R. Abrams, President,
     Chief Executive Officer and
     Chief Financial Officer



November 22, 1999